Form 10KSB
period 1996-03-31
CB BANCORP INC
filed 1996-07-01
CIK 891525

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1996

                       Commission file number 0-20742

                              CB BANCORP, INC.
               (Name of small business issuer in its charter)

               Delaware                                35-1866127
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

126 E. Fourth Street, Michigan City, Indiana        46360
   (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (219) 873-2800

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---    ---

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

     The issuer's revenues for its most recent fiscal year were $15,530,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is 18,623,655 and is based upon the last sales price as quoted on the NASDAQ Small-Capital Market for June 20, 1996.

     The number of shares of the Common Stock of the registrant outstanding as of March 31, 1996 was 1,188,226.

     The Annual Report to Stockholders for the year ended March 31, 1996 is incorporated by reference into Part II of this Form 10-KSB.

     The Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-KSB.

                                      INDEX
PART I
    Item 1.    Business...............................................       1

    Item 2.    Properties.............................................       27

    Item 3.    Legal Proceedings......................................       27

    Item 4.    Submission of Matters to a Vote of Security
               Holders................................................       27

PART II
    Item 5.    Market for Registrant's Common Equity
               Related Stockholder Matters............................       28

    Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.............................................       28

    Item 7.    Financial Statements...................................       28

    Item 8.    Change in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure.............................................       28

PART III
    Item 9.    Directors and Executive Officers of the
               Registrant.............................................       28

    Item 10.   Executive Compensation.................................       28

    Item 11.   Security Ownership of Certain Beneficial
               Owners and Management..................................       29

    Item 12.   Certain Relationships and Related
               Transactions...........................................       29

PART IV
    Item 13.   Exhibits and Reports on Form 8 K.......................       29

    SIGNATURES........................................................       31

PART I

ITEM 1.  BUSINESS
- -----------------

GENERAL

CB Bancorp, Inc. (the "Company" or "CB Bancorp") is a Delaware corporation which was organized in 1992 by Community Bank, A Federal Savings Bank (the "Bank") for the purpose of becoming a savings and loan holding company. The Company owns all of the outstanding stock of the Bank issued on December 23, 1992, in connection with the completion of its conversion from the mutual to the stock form of organization (the "Conversion"). The Company issued 642,119 shares of Common Stock at a price of $10.00 per share in the Conversion. All references to the Company at or before December 23, 1992 refer to the Bank. Currently, the Company does not transact any material business other than through its sole subsidiary, the Bank. The Company retained approximately 50% of the net conversion proceeds amounting to approximately $2.5 million which is invested in short-term investment grade securities and, from time to time, purchased mortgage loans.

The Bank was organized in 1926 as an Indiana state chartered building and loan association and later converted to a federal charter. More recently, in May, 1991, the Bank converted to a federal mutual savings bank and changed its name to Community Bank, A Federal Savings Bank. Pursuant to the conversion, the Bank became a federally chartered capital stock savings bank on December 23, 1992. The Bank is a member of the Federal Home Loan Bank ("FHLB") System, and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is chartered and regulated by the Office of Thrift Supervision ("OTS"), and the OTS is the Bank's primary federal supervisory agency. As a non-diversified savings and loan holding company, the Company has registered with the OTS and is subject to OTS regulations, supervision and reporting requirements. At March 31, 1996, the
Company had assets of $205.4 million, deposits of $137.0 million, and shareholders' equity of $18.8 million or 9.17% of total assets.

The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the local community. Its principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans and, to a lesser extent, in commercial real estate and consumer loans, mortgage-backed securities, U.S. Government and federal agency securities and other marketable securities. At March 31, 1996 one- to four-family residential mortgage loans held for investment totaled $73.4 million or 78.9% of total loans held for investment. In addition, at March 31, 1996 the Company held approximately $80.0 million in one- to four-family residential mortgage loans purchased under agreements to resell under its Mortgage Loan Reverse Repurchase Program.

The Company operates out of the Bank's main office located at 126 E. Fourth Street, Michigan City, Indiana. The Bank also conducts business out of its two full service branch offices located at 3710 S. Franklin Street in Michigan City and 801 Monroe Street, LaPorte, Indiana. The Company also established a loan production/mortgage banking office in Merrillville, Indiana located at 701 E. 83rd Avenue, Merrillville, Indiana. The Bank's deposit-gathering base is concentrated in the communities surrounding its offices while its lending base extends throughout LaPorte and contiguous counties.

LENDING ACTIVITIES

Loan and Mortgage-Backed Securities Portfolio Compositions. The Company's loan portfolio composition consists primarily of conventional fixed-rate and adjustable-rate first mortgage loans secured by one- to four-family residences. At March 31, 1996, the Company's gross mortgage loans outstanding were $85.4 million, of which $73.4 million were one- to four-family residential mortgage loans. Of the one-to four-family residential mortgage loans outstanding at that date,
                                      1

40.2% were variable-rate loans and 59.8% were fixed-rate loans. At that same date, commercial real estate and multi-family mortgage loans totaled $8.2 million and $3.2 million, respectively. The remainder of the Company's mortgage loans, which totaled $0.6 million or .63% of total loans outstanding at March 31, 1996, consisted of construction loans. The Company's construction loans automatically convert to permanent loans upon completion of construction. Other loans held by the Company, which primarily consist of consumer and commercial loans, totaled $7.7 million or 8.2% of total gross loans at March 31, 1996.

At March 31, 1996, mortgage loans purchased under agreements to resell totaled $80.0 million or 39% of the Company's total assets. The mortgage loans were purchased pursuant to the Mortgage Loan Reverse Repurchase Program (the "Program") and consisted entirely of one- to four-family residential loans. These loans are primarily fixed-rate mortgage loans with terms of 30 years. The loans are repurchased by the participants in the Program (for transfer to end investors), usually within 30 days of origination. The Program is designed to provide financing for the mortgage banking activities of the participants and to provide the Company with a relatively high yield short-term investment vehicle that allows the Company to better manage its interest rate risk. There currently are seventy five active participants in the Program located throughout the United States. The participants sell to the Company loans originated in their home states as well as in other states in the Continental United States. The Program is carried out pursuant to agreements with each participant, which provide that the Company, at its option, will purchase whole mortgage loans, which are then resold to the participant (for transfer to an end investor) within 90 days. The Company also purchases interim construction loans under this program with subsequent repurchase often extending beyond 90 days due to the length of the construction period, typically six months or longer. At March 31, 1996, construction loan balances accounted for 36.8% of the Company's total outstanding investment in the program. It is the Company's policy to purchase loans only upon receipt of all specified documents evidencing that each loan meets secondary market underwriting standards. In addition, the Company will purchase only those loans for which a commitment has been received by an end investor to purchase the loan upon the Company's resale of the loan to the participant or when the Company has been provided with evidence that the participant has a commitment from a recognized secondary market end investor to purchase the loans that the participant sells to the Company.

The Company also invests in mortgage-backed securities. At March 31, 1996, net mortgage-backed securities aggregated $10.2 million or 5.0% of total assets, of which 42.9% were collateralized by ARMs and 57.1% were collateralized by fixed-rate mortgage loans. At March 31, 1996, all of the mortgage-backed securities in the Company's portfolio were insured or guaranteed by either the Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association's ("FNMA") or consisted of collateralized mortgage obligations ("CMOs") collateralized by GNMA or FHLMC insured or guaranteed mortgage-backed securities. Mortgage Backed Securities and collateralized mortgage obligations are subject to prepayment and extension risk depending on the speed at which the underlying collateral prepays. Under a range of prepayment scenarios, management is of the opinion that the Company's portfolio of mortgage related securities will provide reasonable returns without subjecting the Company to excessive prepayment or extension risk.

SOURCE OF FUNDS

General. The Company's primary sources of funds are deposits, repayments on loans and securities, and, to a lesser extent, FHLB-Indianapolis advances and federal funds.

Deposits. The Company offers a variety of deposit accounts having a range of interest rates and terms. Deposit products principally consist of passbook, NOW, demand, money market and certificate accounts, Keogh accounts, and individual retirement accounts ("IRA's"). The flow of deposits is influenced significantly by general economic conditions, the restructuring of the thrift industry, changes in prevailing interest rates and competition. The Company's deposits are primarily obtained from LaPorte County, Indiana. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.

The Company seeks to maintain a high level of stable core deposits by providing extended hours of service -- both early and late -- through its branch offices and drive-up facilities. When pricing deposits, consideration is given to local competition, Treasury offerings and the need for funds. Management's strategy is to price deposit rates moderately, offering neither the highest nor the lowest rates, and to stratify the pricing system to manage the Company's interest rate risk.

SUBSIDIARY

Community Financial Services, Incorporated ("Community Financial") is a wholly-owned subsidiary of the Bank, incorporated in November 1986. Community Financial originally engaged solely in the sale of tax deferred annuities. In May, 1991,Community Financial expanded its activities to include the preparation of federal and state income tax returns for individuals and small businesses and the sale of credit life, disability and other insurance products. In May, 1994, Community Financial directed the start-up of a securities broker-dealer. From this, Community Brokerage Services, Incorporated was formed as a subsidiary under the Community Financial corporate umbrella. Full broker-dealer securities services were successfully introduced to the Company's customers as well as the general public in November, 1994. Community Financial has a 99% limited partner interest in Pedcor Investments-1994-XX, L.P. which was formed for the construction, ownership and management of an 80 unit apartment project located in LaPorte County. Terms of the partnership agreement allocate 99% of the eligible tax credits and operating losses to the limited partner. At March 31, 1996, the Bank' s net investment in Community Financial totaled $598,000. For the year ended March 31, 1996, Community Financial had net income of $8,400.

COMPETITION

The LaPorte County, Indiana area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from commercial banks, credit unions, savings and loan associations, savings banks, mortgage banking companies and insurance companies. Its most direct competition has historically come from savings and loan associations, savings banks, commercial banks, and credit unions. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds. The Company also faces increased competition from other financial institutions such as brokerage firms and insurance companies for deposits. Competition has and may continue to increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

The Company is a community-oriented financial institution serving its market area with a wide selection of residential loans and retail financial services. Management considers the Company's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. Management also believes it benefits from its community orientation.

PERSONNEL

As of March 31, 1996, the Company had 52 full-time employees and 13 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

STATISTICAL DISCLOSURE

The following tables set forth selected financial information regarding the business of the Company for the periods shown.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. The following tables set forth, at March 31, for the years ended as indicated, the condensed average balance of interest-earning assets and interest-bearing liabilities, the interest earned or accrued on such amounts, and the average interest rates earned or paid thereon.



                                                1996                             1995                             1994
                                    Average                Average   Average                Average   Average                Average
                                    Balance   Interest  Yield/Cost   Balance   Interest  Yield/Cost   Balance   Interest  Yield/Cost
                                   -------------------------------------------------------------------------------------------------
                                      (Dollars In Thousands)           (Dollars In Thousands)            (Dollars In Thousands)
ASSETS
Interest-earning assets:
 Loans, net                        $ 148,078  $ 13,030    8.80 %   $  96,785   $ 7,801     8.06 %   $ 129,788   $ 9,973      7.68 %
  Mortgage-backed securities          10,356       689    6.65        10,833       653     6.03        10,515       624      5.93
  Interest-earning deposits and
    federal funds sold                 1,025        67    6.54         3,995       177     4.43         2,694        88      3.27
 Securities                            9,036       566    6.26        10,966       568     5.18         6,189       331      5.35
                                    -------------------              ------------------              -------------------

Total interest-earning assets        168,495    14,352    8.52       122,579     9,199     7.50       149,186    11,016      7.38
Noninterest-earning assets            10,650                           9,702                            8,098
                                    ------------------------------------------------------------------------------------------------

Total assets                       $ 179,145                       $ 132,281                        $ 157,284
                                    ================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts                     $  13,519  $    301    2.23 %   $  11,556   $   283     2.45 %   $  13,744   $   301      2.19 %
  Money market accounts                8,819       303    3.44         9,325       285     3.06         8,700       285      3.28
  Passbook accounts                   27,633       836    3.03        31,202       944     3.03        31,821     1,004      3.16
  Certificate accounts                64,885     3,601    5.55        52,967     2,450     4.63        62,894     2,873      4.57
  Borrowed funds                      34,414     2,022    5.88         3,251       182     5.60        17,976       643      3.57
                                    -------------------             -------------------              -------------------

Total interest-bearing liabilities   149,270     7,063    4.73       108,301     4,144     3.83       135,135     5,106      3.78
Other liabilities (1)                 12,297                           7,952                            7,941
                                    ------------------------------------------------------------------------------------------------

Total liabilities                    161,567                         116,253                          143,076

Shareholders' equity                  17,578                          16,028                           14,208
                                    ------------------------------------------------------------------------------------------------

Total liabilities &
  shareholders' equity             $ 179,145                       $ 132,281                        $ 157,284
                                    ================================================================================================

Net interest income/
interest rate spread (2)                      $  7,289    3.79 %               $ 5,055     3.67 %               $ 5,910      3.60 %
                                    ================================================================================================

Net interest-earning assets/
  net interest margin (3)          $  19,225              4.33 %   $  14,278               4.12 %   $  14,051                3.96 %
                                    ================================================================================================

Ratio of interest earning assets to
  interest-bearing liabilities                          112.88 %                         113.18 %                          110.40 %
                                    ================================================================================================

(1) Includes noninterest-bearing demand deposit accounts.
(2) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing  liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.



I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIAL (continued)

B. The following table presents the extent to which changes in interest rates and changes in the volume of interest- earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                                      (DOLLARS IN THOUSANDS)
                                                YEAR ENDED MARCH 31,                           YEAR ENDED MARCH 31,
                                                1996 COMPARED TO YEAR                          1995 COMPARED TO YEAR
                                                ENDED MARCH 31, 1995                           ENDED MARCH 31, 1994
                                                INCREASE (DECREASE)                            INCREASE (DECREASE)

                                            VOLUME        RATE        NET               VOLUME        RATE         NET
                                           ---------     -------    -------           ----------    --------     -------


    INTEREST-EARNING ASSETS
    Loans, net                            $   4,458        771      5,229            $   (2,640)   $    468    $   (2,172)
    Mortgage-backed securities                  (30)        66         36                    19          10            29
    Interest-earning deposits and
     federal funds sold                        (170)        60       (110)                   51          38            89
    Securities                                 (110)       108         (2)                  248         (11)          237
                                         -----------------------------------------------------------------------------------------
                                              4,148      1,005      5,153                (2,322)        505        (1,817)

    INTEREST-BEARING LIABILITIES
                                         -----------------------------------------------------------------------------------------
    NOW accounts                                 45        (27)        18                   (51)         33           (18)
    Money market accounts                       (16)        34         18                    20         (20)            0
    Passbook accounts                          (108)       ---       (108)                  (19)        (41)          (60)
    Certificate accounts                        610        541      1,151                  (459)         36          (423)
    Borrowed funds                            1,831          9      1,840                  (703)        242          (461)
                                         -----------------------------------------------------------------------------------------
            Total                             2,362        557      2,919                (1,212)        250          (962)
                                         -----------------------------------------------------------------------------------------
    Change in net
    interest income                       $   1,786        448      2,234             $  (1,110)   $    255    $     (855)
                                         =========================================================================================



II.  INVESTMENT PORTFOLIO
     SECURITIES

     A. The amortized cost and fair market value of securities as of March 31 are set forth in the table below.


                                                 1996                   1995                   1994
                                         --------------------   --------------------   ----------------------

                                         Amortized      Fair    Amortized      Fair    Amortized      Fair
                                         Cost           Value   Cost           Value   Cost           Value
                                         --------------------------------------------------------------------
                                                                                          (In Thousands)

     Interest-earning deposits in
      other financial institutions          $1,308      $1,308       $983       $983      $1,044      $1,044
                                         ====================================================================
     Securities Held-To-Maturity:
     U.S. Government
      agency securities                     $3,000      $2,970     $2,680     $2,612          $0          $0
     U.S. Treasury
      obligations                                                   1,076      1,071           0           0
     Corporate notes                         2,675       2,674      2,733      2,735           0           0
                                         --------------------------------------------------------------------

     Total Securities Held-to-
      Maturity                              $5,675      $5,644     $6,489     $6,418          $0          $0
                                         --------------------------------------------------------------------

     Investment Securities:
     U.S. Government
      agency securities                         $0          $0         $0         $0      $2,274      $2,249
     U.S. Treasury
      obligations                                0           0          0          0       1,513       1,513
     Corporate notes                             0           0          0          0       3,383       3,361
                                         --------------------------------------------------------------------
     Total Investment Securities                $0          $0         $0         $0      $7,170      $7,123
                                         --------------------------------------------------------------------
     Other Securities:
     Federal Home Loan Bank
      Stock, net                             2,702       2,702      2,702      2,350       2,350       2,350
                                         --------------------------------------------------------------------


     Total                                  $8,377      $8,346     $9,191     $8,768      $9,520      $9,473
                                         ====================================================================


     B. The maturity distribution and weighted average interest rates of securities held to maturity at March 31, 1996 are set forth in the table below.

                                                                                  After One Year
                                                Within                              But Within
                                               One Year                             Five Years
                                         Amount        Rate                     Amount       Rate
                                         ------        ----                     ------       ----
                                     (In Thousands)                          (In Thousands)

     U.S. Treasury &
      U.S. Governement                $       750       5.18%                     2,250       5.93%
      agency securities
     Other Investments                      1,267       6.68%                     1,408       5.85%
                                      ----------------------------------------------------------------------

     Total                            $     2,017       6.12%                     3,658       5.90%
                                      ======================================================================



     C. Excluding those holdings of the securities portfolio in U.S. Treasury securities and U.S. Government agency securities and Federal Home Loan Bank Stock, there were no investments in securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at March 31, 1996.






     SECURITIES AVAILABLE-FOR-SALE AND HELD FOR SALE

     A. The amortized cost and fair value of securities as of March 31 are summarized as follows:

                                                        SECURITIES                      SECURITIES
                                                    AVAILABLE-FOR-SALE                HELD FOR SALE
                                                    ------------------                -------------
                                                1996                    1995                      1994
                                      -----------------------------------------------------------------------

                                       Amortized     Fair      Amortized     Fair       Amortized      Fair
                                         Cost        Value       Cost        Value        Cost         Value
                                          (In Thousands)        (In Thousands)          (In Thousands)
                                      -----------------------------------------------------------------------
     Marketable equity securities        $578        $620        $579        $581         $575         $575
                                      =======================================================================




     B. The maturity distribution and weighted average interest rates of securities available for sale at March 31, 1996 are as follows:

         All securities available-for-sale are equity securities.

     C. There were no securities available-for-sale of any one issuer which exceeded 10% of the shareholders' equity of the Company at March 31, 1996.

III.  LOAN PORTFOLIO

A. The following table sets forth the composition of the Company's mortgage and other loan portfolios and mortgage-backed securities portfolios in dollar amounts and in percentages at March 31. All dollars are in thousands.


                                       1996               1995                 1994                1993               1992
                                            % of                % of                % of                 % of               % of
                              ----------------------------------------------------------------------------------------------------
                                Amount     Total    Amount     Total    Amount     Total    Amount      Total   Amount     Total
                                ------     -----    ------     -----    ------     ------   ------      -----   ------     -----
Loans Receivable:
 Mortgage loans:
  One-to-four family            $73,413    78.87%   $74,385    83.90%   $73,354    92.08%   $75,515    92.86%   $78,773    91.02%
  Other mortgage loans
 Commercial real estate           8,171     8.78%     6,160     6.95%     3,457     4.34%     3,513     4.32%     3,793     4.38%
  Multi-family                    3,242     3.48%     1,595     1.80%       623     0.78%       692     0.85%     2,019     2.33%
  Land                                0     0.00%         0     0.00%        10     0.01%        12     0.02%         3     0.00%
 Construction                       591     0.63%     2,428     2.74%       748     0.94%        40     0.05%        68     0.08%
                              ----------------------------------------------------------------------------------------------------
   Total mortgage loans         $85,417    91.76%   $84,568    95.39%   $78,192    98.15%   $79,772    98.10%   $84,656    97.81%
                              ----------------------------------------------------------------------------------------------------

 Consumer & other loans:
  Visa/Mastercard                   389     0.42%        37     0.04%
  Automobile                        400     0.43%       362     0.41%       224     0.28%       373     0.46%     1,044     1.21%
  Share                             242     0.26%       233     0.26%       213     0.27%       303     0.37%       328     0.38%
  Home Equity and Second Mtg      1,789     1.92%     1,273     1.44%       784     0.98%       703     0.86%       380     0.44%
 Commercial and other             4,846     5.21%     2,182     2.46%       253     0.32%       169     0.21%       140     0.16%
                              ----------------------------------------------------------------------------------------------------
 Total Consumer & other Loans     7,666     8.24%     4,087     4.61%     1,474     1.85%     1,548     1.90%     1,892     2.19%
                              ----------------------------------------------------------------------------------------------------
    Gross loans receivable      $93,083   100.00%   $88,655   100.00%   $79,666   100.00%   $81,320   100.00%   $86,548   100.00%
                              ----------------------------------------------------------------------------------------------------

Less:
 Loans in process                    48               1,422                 735                   7                  --
 Unearned discounts, premiums
   & deferred loan fees, net        419                 443                 433                 377                 351
                              ----------------------------------------------------------------------------------------------------
 Loans receivable               $92,616             $86,790             $78,498             $80,936             $86,197
                              ====================================================================================================

Mortgage loans purchased
 under agreements to resell
 One- to four-family            $80,031             $25,179             $34,193             $29,240             $28,437
                              ====================================================================================================

Mortgage Loans
 held for sale                     $513
                              ====================================================================================================

Mortgage-backed securities:
 FHLMC certficates               $4,892              $5,956              $4,969              $5,174              $4,506
 GNMA certificates                3,600               2,924               3,249               3,297               3,299
 FNMA certificates                  880                 970                  --                  --                  --
 CMOs                               834                 904               2,041               1,514                 618
                              ----------------------------------------------------------------------------------------------------
   Total mtg-backed securities   10,206              10,754              10,259               9,985               8,423
                              ----------------------------------------------------------------------------------------------------
Net premiums and discounts          (14)                (14)                 16                  23                  24
                              ----------------------------------------------------------------------------------------------------
   Net mtg-backed securities    $10,192             $10,740             $10,275             $10,008              $8,447
                              ====================================================================================================

Mortgage loans:

 Adjustable rate                $34,362    40.23%   $35,394    41.85%   $27,762    35.50%   $33,505    42.00%    $44,978   53.13%
 Fixed rate                      51,055    59.77%    49,174    58.15%    50,430    64.50%    46,267    58.00%     39,678   46.87%
                              ----------------------------------------------------------------------------------------------------
   Total mortgage loans         $85,417   100.00%   $84,568   100.00%   $78,192   100.00%   $79,772   100.00%    $84,656  100.00%
                              ====================================================================================================


  B. LOAN MATURITY

       The following table shows the maturity of the Company's loan and mortgage-backed portfolio at March 31, 1996 Except for mortgage loans purchased under agreements to resell and mortgage-backed securities, loans are shown as being due in accordance with the contractual scheduled principal repayments. Mortgage loans purchased under agreements to resell are shown based upon contractual resale terms. Mortgage-backed securities are shown as being due in accordance with contractual term to maturity and do not include scheduled principal amortization.



                                                               AT MARCH 31, 1996
                           -------------------------------------------------------------------------------------------
                                                                  Mortgage
                                                                   Loans         Mortgage
                                       Consumer     Total        Purchased        Loans
                                         and        Loans          Under          Held        Mortgage-
                           Mortgage     Other     Receivable     Agreements       For         Backed
                            Loans       Loans       Gross        To Resell        Sale       Securities      Total
                           -------------------------------------------------------------------------------------------
                                                            (Dollars In Thousands)

Amounts due
Within 1 year              $  3,463   $   5,039    $  8,502      $ 80,031       $   513      $    637      $  89,683
                           -------------------------------------------------------------------------------------------

After 1 year
 1-3 years                    7,828       1,588       9,416            --                       3,167         12,583
 3-5 years                   10,449         434      10,883            --                          --         10,883
 5-10 years                  21,460         554      22,014            --                       1,454         23,468
 10-15 years                 16,094          51      16,145            --                         560         16,705
 Over 15 years               26,123           0      26,123            --                       4,374         30,497
                           -------------------------------------------------------------------------------------------

Total due after 1 year       81,954       2,627      84,581            --                       9,555         94,136
                           -------------------------------------------------------------------------------------------

Total Amounts Due          $ 85,417   $   7,666    $ 93,083      $ 80,031       $   513      $ 10,192      $ 183,819
                           ===========================================================================================


            The following table sets forth, at March 31, 1996, the dollar amount of all loans and mortgage-backed securities due after March 31, 1997, and whether such loans and mortgage-backed securities have fixed interest rates or adjustable interest rates.


                                                                LOANS MATURING AFTER MARCH 31, 1997
                                   -----------------------------------------------------------------------------------

                                        Fixed Rate          Adjustable Rate
                                              (In Thousands)                                                  Total
                                   -----------------------------------------------------------------------------------

Mortgage loans                           $   47,664           $   34,290                                   $   81,954
Non-mortgage loans                            2,487                  140                                        2,627
                                   -----------------------------------------------------------------------------------
  Total loans receivable                     50,151               34,430                                       84,581


Mortgage-backed securities                    5,181                4,374                                        9,555
                                   -----------------------------------------------------------------------------------

  Total loans receivable and
  mortgage-backed securities             $   55,332           $   38,804                                   $   94,136
                                  ====================================================================================


  C.  RISK ELEMENTS
    1. NON-PERFORMING ASSETS
       The following table sets forth information regarding non-performing assets (nonperforming loans and real estate owned) at the dates indicated. Interest income on consumer and other loans is accrued over the term of the loan except when serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower has the ability to make contractual interest and principal payments, in which case the loan is returned to accrual status. Effective for fiscal 1992, the Company adopted a policy of placing all mortgage loans delinquent 90 days or more on non-accrual status. At that time, all accrued but uncollected interest on mortgage loans 90 days or more delinquent was reversed. Effective for fiscal 1996, the Company adopted SFAS 114 and 118 which establish accounting guidelines for impaired loans. A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. SFAS 118 requires that loss allowances established on impaired loans shall be determined by using the present value of estimated future cash flows of the loan discounted at the loan's effective interest rate.


                                                                                       At March 31,
                                                            1996          1995            1994             1993             1992
                                                            ----          ----            ----             ----             ----
                                                                                                   (Dollars In Thousands)

         Accruing mortgage loans
          delinquent more than 90 days                   $    --      $     --       $      --        $      --        $      --
         Accruing consumer and other
          loans delinquent more than
          90 days                                              4            --               6                8               61
         Non-accruing mortgage
          loans delinquent more than
          90 days                                            523           463             394              196              642
         Non-accruing consumer and
          other loans delinquent
          more than 90 days                                   --            --              --                4                3
                                                          -----------------------------------------------------------------------
         Total loans delinquent
          more than 90 days                                  527           463             400              208              706
         Restructured loans                                  306           341             251              351              364
         Impaired Loans                                    2,164            --              --               --               --
                                                          -----------------------------------------------------------------------
         Total non-performing loans                        2,997           804             651              559            1,070
         Total real estate owned,
          net of related reserves                             --            --              --               44                9
                                                          -----------------------------------------------------------------------

         Total non-performing assets                     $ 2,997        $  804       $     651        $     603        $   1,079
                                                          =======================================================================

                                                                                        At March 31,
                                                            1996          1995            1994             1993             1992
                                                            ----          ----            ----             ----             ----
                                                                                                    (Dollars In Thousands)
        Accruing mortgage loans delinquent
          more than 90 days to total loans                  0.00 %        0.00 %          0.00 %           0.00 %           0.00 %
        Accruing consumer and other loans
          delinquent more than 90 days to total loans       0.00          0.00            0.00             0.01             0.05
        Non-accruing mortgage loans delinquent
          more than 90 days to total loans                  0.30          0.41            0.35             0.18             0.56
        Non-accruing consumer and other loans
          delinquent more than 90 days to total loans       0.00          0.00            0.00             0.00             0.00
        Non-accrual loans to total loans                    0.30          0.41            0.35             0.18             0.56
        Restructured loans to total loans                   0.18          0.30            0.22             0.32             0.32
        Total non-performing assets to total loans          1.74          0.71            0.57             0.55             0.94
        Total non-performing assets to total assets         1.46          0.56            0.45             0.44             0.78
        Gross interest income that would have been
          recorded if loans had been current in
          accordance with original terms                    $206           $54             $50              $36              $67
        Interest income from non-accruing loans
          and restructured loans included in income         $150           $22             $28              $18              $16

                                                                      10

    2. POTENTIAL PROBLEM LOANS

       As of March 31, 1996, there were no loans where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms which are not included in Section C.1 above. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section
       C.1 above.

    3. FOREIGN OUTSTANDINGS
       None

    4. LOAN CONCENTRATIONS

       The Company grants real estate and consumer loans including education, home improvement and other consumer loans primarily in LaPorte and Porter counties of Indiana. Substantially all loans are secured by consumer assets and real estate. Loans secured by real estate mortgages make up approximately 92% of the loan portfolio at March 31, 1996 and are primarily secured by residential mortgages. Loans purchased under agreements to resell are residential mortgages secured by one-to four-family residences located throughout the continental United States.

 D.  OTHER INTEREST-EARNING ASSETS

       There are no other interest-earning assets as of March 31, 1996 which would be required to be disclosed under Item III, Section C.1 or 2 of Guide 3 if such assets were loans and nonperforming.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE
      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

      The following table sets forth the Company's allowance for loan losses at or for the dates indicated.


                                                  At or for the Year
                                                    Ended March 31,
                                       1996    1995    1994     1993      1992
                                       ----    ----    ----     ----      ----
                                     ---------------------------------------------------
                                                          (Dollars in Thousands)
     Balance at beginning              $673     $595     $495      $228       $183
      of period
     Charge-offs:
      Mortgage loans                     --       --       --       (11)        --
      Consumer and other
       loans                           (125)      --       (4)       (6)       (43)
     Mortgage Loans purchased
     under agreements to resell        (221)
     Recoveries:
       Mortgage loans                    --       --       --         5         --
       Consumer and other
        loans                            --       --        1         1          5
                                     ---------------------------------------------------
     Net charge-offs                   (346)       0       (3)      (11)       (38)

     Provision for loan losses        1,020       78      103       278         83
                                     ---------------------------------------------------

     Balance at end of period        $1,347     $673     $595      $495       $228
                                     ===================================================

     Ratio of allowance for
      loan losses to total loans
      receivable at end of period      0.78 %   0.59 %   0.52 %    0.45 %     0.20 %

     Ratio of allowance for
      loan losses to total
      non-performing loans
      at end of period                44.94    83.71    91.40     88.55      21.31

     Ratio of net charge-offs
      to average loans at the
      end of period                    0.23     0.00     0.00      0.01       0.04




                                                          March 31,
                                     ---------------------------------------------------
     Allowance at end of                    1996                       1995
      period applicable to:          Amount Percentage (1)       Amount   Percentage (1)
                                     ------ --------------       ------   --------------
       Mortgage Loans               $   500    49.34 %           $  300      74.29 %
       Consumer Loans and other         447     4.43                171       3.59
     Mortgage Loans purchased
      under agreements to resell        200    46.23                 77      22.12
      Unallocated                       200     0.00                125       0.00
                                     ---------------------------------------------------
     TOTAL                          $ 1,347      100 %           $  673        100 %
                                    ====================================================

   (1) Percent of type of loans in each  category to total loans at the dates indicated.


V.  DEPOSITS

The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented at year end. Management does not believe that the use of year end balances instead of average balances resulted in any material difference in the information presented. All dollars are in thousands.


                                                                      At March 31,
                              ------------------------------------------------------------------------------------------
                                             1996                        1995                        1994
                                             ----                        ----                        ----
                                                     Weighted                     Weighted                      Weighted
                                          Percent    Average           Percent    Average            Percent    Average
                                          of Total   Nominal           of Total   Nominal            of Total   Nominal
                                Amount    Deposits    Rate     Amount  Deposits    Rate      Amount  Deposits    Rate
                                ------    --------    ----     ------  --------    ----      ------  --------    ----

Demand accounts (1):
  Money market                $   9,425      6.88 %    3.53 %   8,944     8.07 %   3.34 %  $   8,867    7.81 %     3.12 %
  NOW and demand                 30,980     22.61      1.03    19,660    17.73     1.42       17,808   15.69       1.57
                              ----------------------         --------------------           --------------------
Total demand accounts            40,405     29.49      1.61    28,604    25.80     2.02       26,675   23.50       2.09

Passbook accounts                27,985     20.42      3.01    29,090    26.24     3.01       32,686   28.79       3.03

Certificate accounts:
  Ninety-one days and
     under                        1,047      0.76      4.54       191     0.17     3.90          912    0.80       3.20
  Six month                      15,082     11.00      5.21    12,055    10.88     5.03       13,072   11.52       3.30
  One year                       11,154      8.14      5.06     8,873     8.00     5.20        6,552    5.77       3.46
  Eighteen months                 5,536      4.04      5.70     5,618     5.07     4.63        5,822    5.13       3.94
  Two year                        2,456      1.79      5.40     2,938     2.65     4.80        3,047    2.68       4.77
  Three year                      6,180      4.51      5.25     7,184     6.48     5.12        8,061    7.11       5.36
  Four year                       2,022      1.48      5.45     2,551     2.30     5.61        3,794    3.34       6.69
  Five to ten year                4,764      3.48      5.95     3,999     3.61     5.90        3,532    3.11       6.40
  IRA and Keogh accounts          7,320      5.34      5.64     6,971     6.29     5.64        7,312    6.44       4.81
  Jumbo (2)                      13,096      9.55      5.42     2,786     2.51     5.65        2,057    1.81       4.31
                              ----------------------         --------------------          --------------------
Total certificate
  accounts                       68,657     50.09      5.37    53,166    47.96     5.22       54,161   47.71       4.46
                              ----------------------         --------------------          ---------------------

TOTAL DEPOSITS                $ 137,047    100.00 %    3.78 % 110,860   100.00 %   3.81 %  $ 113,522  100.00 %     3.47 %
                              ==========================================================================================

(1) At March 31, 1996, 1995 and 1994, total demand and NOW accounts included noninterest-bearing deposits of $16.6 million,
    $7.1 million and $5.2 million, respectively.
(2) Certificates with deposit balances of $100,000 or more.




At March 31, 1996, the Company had outstanding $32.1 million in jumbo certifcates and other deposit accounts in amounts of $100,000 or more maturing as follows:



                                                                                  Amount
                                                                                  ------
                       Maturity Period                                        (In Thousands)
                       ---------------

                       Three months or less                                     $    26,794
                       Over three months through six months                           2,223
                       Over six months through 12 months                              2,032
                       Over 12 months                                                 1,029
                                                                               ------------
                       TOTAL                                                    $    32,078
                                                                               ============

VI. RETURN ON EQUITY AND ASSETS

    The ratio of net income to average equity and average total assets and certain other ratios are as follows:


                                                       1996                    1995                    1994
                                                       ----                    ----                    ----
Average total assets                                $ 179,145                $ 132,281             $  157,284

Average equity                                      $  17,578                $  16,028             $   14,208

Net income                                          $   2,458                $   1,660             $    2,355

Cash dividends declared                             $      --                $      --             $       --

Return on average total assets                           1.37 %                   1.25 %                 1.50 %

Return on average equity                                13.98 %                  10.36 %                16.58 %

Dividend payout percentage
(Dividends declared divided by net income)               0.00 %                   0.00 %                 0.00 %

 Average equity to average total assets                  9.81 %                  12.12 %                 9.03 %



VII. SHORT-TERM BORROWINGS

     During the fiscal year ended March 31, 1996, the Company utilized short-term borrowings, primarily from the Federal Home Loan Bank of Indianapolis and overnight Federal Funds, to meet the funding requirements of the Mortgage Loan Reverse Repurchase Program. Information regarding short term borrowing activity is provided as follows:



                                                                                 At or for the Year Ended
                                                                                    March 31, 1996
                                                                                -------------------------
                                                                                 (Dollars in Thousands)
     FHLB advances and line of credit:
      Average balance outstanding                                                            $   28,233
      Maximum amount outstanding at any month-end during the period                              47,230
      Balance outstanding at end of period                                                       38,124
      Weighted average interest rate during the period                                             5.95 %
      Weighted average interest rate at end of period                                              5.60 %

     Federal funds purchased
      Average balance outstanding                                                            $    5,475
      Maximum amount outstanding at any month-end during the period                               7,000
      Balance outstanding at end of period                                                        7,000
      Weighted average interest rate during the period                                             5.81 %
      Weighted average interest rate at end of period                                              5.63 %


       At March 31, 1996 specific mortgage loans with a carrying value of approximately $59,226,000 and specific mortgage-backed securities with a carrying value of approximately $4,251,000 were pledged to the Federal Home Loan Bank of Indianapolis to secure current and future advances. In addition, the Bank has a line of credit approved up to $5,000,000 with the Federal Home Loan Bank of Indianapolis. This line is secured by specific collateral listed above. The Bank had borrowings of $124,355 against this line of credit at March 31, 1996.

       At March 31, 1996, the Bank had $4,049,000 in outstanding letters of credit issued through the Federal Home Loan Bank of Indianapolis. These letters of credit are secured by the same collateral as the line of credit mentioned above.

                         REGULATION AND SUPERVISION

GENERAL

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

      The Bank is subject to extensive regulation, examination and supervision by the OPTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank, and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

HOLDING COMPANY REGULATION

      The Company is a non diversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution or Bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation. Recently proposed legislation could restrict the activities of unitary savings and loan holding companies to those permissible for multiple savings and loan holding companies.

      The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS: acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

      The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

      Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of the holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

      CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain non cumulative perpetual preferred stock and related surplus, and minority interest in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

      The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time the OTS has deferred implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of March 31, 1996, the Bank's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At March 31, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis.



                                               EXCESS
                    ACTUAL      REQUIRED    (DEFICIENCY)   ACTUAL     REQUIRED
                    CAPITAL     CAPITAL       AMOUNT       PERCENT    PERCENT
                    ----------------------------------------------------------
                                     (DOLLARS IN THOUSANDS)

Tangible            $16,026     $3,072       $  12,954       7.82%     1.50%

Core (Leverage)     $16,026     $6,144       $   9,882       7.82%     3.00%

Risk-based          $17,191     $9,045       $   8,146      15.20%     8.00%

 -----------------
(1)  Although the OTS capital regulations require savings institutions to meet a
     1.5% tangible  capital ratio and a 3% leverage  (core) capital  ratio,  the prompt  corrective  action  standards  discussed below also  establish,  in effect,  a minimum 2%  tangible  capital  standard,  a 4%  leverage  (core)
     capital  ratio (3% for  institutions  receiving  the highest  rating on the
     CAMEL  financial   institution  rating  system),  and,  together  with  the
     risk-based  capital  standard  itself,  a  4%  Tier  I  risk-based  capital standard.



      A reconciliation between regulatory capital and GAAP capital at March 31, 1996 in the accompanying consolidated financial statements is presented below:

                                                                     Total
                                         Tangible       Core       Risk-based
                                         Capital       Capital       Capital
                                         ------------------------------------
                                                   (In thousands)

GAAP capital-originally reported
   to regulatory authorities and on
   accompanying consolidated
   financial statements...............    $16,025       $16,025      $16,025

Regulatory capital adjustments:
   Investment in Non-includable
     Subsidiaries.....................          0             0            0
   Adjustment for net unrealized
   gains (losses) on certain
   available for sale securities......          1             1            1
   General valuation allowances.......
   Other..............................    $     0       $     0       $ 1,165
                                          -------       -------       -------
     Regulatory Capital...............    $16,026       $16,026       $17,191
                                          =======       =======       =======



      PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to weighted assets of less than 8%, a ratio of Tier I
(core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF presently meets the required reserve ratio, whereas the SAIF is not expected to meet or exceed the required level until 2002 at the earliest. This situation is primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

      The FDIC recently adopted a new assessment rate schedule of 0 to 27 basis points for BIF members. Under that schedule, approximately 92% of BIF members are expected to pay the lowest assessment rate of 0 basis points. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the existing 23 to 31 basis point assessment rate applicable to SAIF member institutions. As long as the premium differential continues, it may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank could be placed at the substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     Legislation has been proposed in Congress to mitigate the effect of the BIF/SAIF premium disparity. Under the legislation a special assessment would be imposed on the amount of deposits held by SAIF-member institutions, including the Bank, to recapitalize the SAIF fund. The amount of the special assessment would be left to the discretion of the FDIC but is generally estimated at between 85 to 90 basis points of insured deposits. The legislation would also require that the BIF and the SAIF be merged by January 1, 1998, provided that subsequent legislation is enacted requiring savings associations to become banks, and that the FICO payments be spread across all BIF and SAIF members. The payment of the special assessment would have the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, it would not affect the Bank's compliance with its regulatory capital requirements. Management cannot predict whether legislation imposing such a fee will be enacted, or, if enacted, the amount of any special assessment or when and whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. Management can also not predict whether or when the BIF and SAIF will merge.

      The Bank's assessment rate for the fiscal year ended March 31, 1996 was 23 basis points and the premium paid for this period was $263,397. A significant increase in SAIF insurance premiums or a significant special assessment to recapitalize the SAIF would likely have an adverse effect on the operating expenses and results of operations of the Bank. Based on the Bank's deposit insurance assessment base as of March 31, 1996, an 85 to 90 basis point fee to recapitalize the SAIF would result in a $704,000 to $745,000 payment on an after-tax basis.

      Under FDICIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      THRIFT RECHARTERING LEGISLATION. Bills have been introduced into Congress which would eliminate the federal thrift charter. These bills would require that all federal savings associations convert to national banks or state banks by no later than January 1, 1998 and would treat all state savings associations as state banks as of that date. All savings and loan holding companies would become bank holding companies under the legislative proposals and would be subject to the activities restrictions (with some activities grandfathered) applicable to bank holding companies. The legislative proposals would also abolish the OTS; savings associations would be regulated by the bank regulators depending upon the type of bank charter selected. The Board of Governors of the Federal Reserve System would be responsible for the regulation of savings and loan holding companies. Management cannot predict whether or when this legislation will be enacted. However, any such future legislation could eliminate the institution's ability to engage in certain activities, have significantly adverse tax effects and otherwise disrupt operations. See "Taxation."

      LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At March 31, 1996, the Bank's limit on loans to one borrower was $2,578,500. At March 31, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower totaled $2,208,279. All loans to this borrower were current.

      QTL TEST. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 1996, the Bank maintained 89.65% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At March 31, 1996, the Bank was a Tier 1 Bank.

     LIQUIDITY. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for March 31, 1996 were 7.68% and 1.89% respectively, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 1996 totaled $45,000.

     BRANCHING. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and assets purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position and requires board approval procedures to be followed.

     ENFORCEMENT. Under FDICIA, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and an amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law establishes criminal penalties for certain violations.

     STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have developed Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule which will implement safety and soundness standards required under FDICIA. The Guidelines have been adopted by the Federal Reserve Board and the FDIC and are expected to be adopted shortly by the other agencies, including the OTS. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies are also expected to adopt a proposed rule that proposes asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by FDICIA. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.



FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-Indianapolis, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Indianapolis, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB-Indianapolis stock at March 31, 1996, of $2,702,000. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

      The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended March 31, 1996, 1995, and 1994, dividends from the FHLB-Indianapolis to the Bank amounted to $194,000, $151,000, and $111,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

FEDERAL RESERVE SYSTEM

      The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $54.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater that $54.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess or $54.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


                        FEDERAL AND STATE TAXATION

FEDERAL TAXATION

      Historically, for federal income tax purposes, the Company has reported its income and expenses on the accrual method of accounting and has filed consolidated federal income tax returns on this basis. The Company is subject to the rules of federal income taxation applicable to corporations. Generally, the Internal Revenue Code of 1986, as amended (the "Code") requires that certain corporations, including the Company, compute taxable income under the accrual method of accounting. For its taxable year ending March 31, 1996, the Company was subject to a maximum federal income tax rate of 34%.

      Legislation is pending before Congress that would repeal, effective for taxable years beginning after 1995, the bad debt deduction rules available to thrift institutions such as the Bank, but would retain the experience method for thrift institutions having assets with average adjusted bases of $500 million or less. The proposed tax legislation would generally not require the recapture of bad debt reserve deductions taken prior to 1988, but would require the recapture of at least some of the bad debt reserve deductions taken by an affected thrift institution after 1987. The balance of pre-1988 bad debt reserves would continue to be subject to provisions of present law that require recapture in the case of certain excess distributions to shareholders. Bad debt reserve deductions required to be recaptured would generally be taken into account ratably over the six-taxable year period beginning with the first taxable year beginning after December 31, 1995. However, if an institution maintains its residential loans at a level equal to the average level of such loans for a period preceding 1995, the institution would be permitted to defer recapture of its reserves until 1998. The Bank is not able to predict whether or in what form the proposed tax legislation will be enacted or the effect that such enactment would have on the Bank's federal income tax liability. In addition, there may be an impact on state and city income tax liability as a result of enactment of the proposed legislation.

BAD DEBT RESERVES

      Savings institutions, such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in computing their taxable income. As of March 31, 1996, the Bank's bad debt reserve was approximately $2.1 million.

      Earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by the Bank to pay cash dividends to the Company without the payment of income taxes by the Bank at the then current income tax rate on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserves and deducted for federal income tax purposes could create a tax liability for the Bank. The Bank does not intend to pay dividends that would result in a recapture of its bad debt reserves.

CORPORATE ALTERNATIVE MINIMUM TAX

      For taxable years beginning after December 31, 1986, the code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under an experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of
 .12% of the excess AMTI (with certain modifications) over $2.0 million is imposed on corporations whether or not an Alternative Minimum Tax ("AMT") is paid. The Company was not subject to the AMT liability for the year ended March 31, 1996.

DISTRIBUTIONS

      To the extent that (i) the Company's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method and (ii) the Company makes "non dividend" distributions to stockholders that are considered to result in distributions from the excess bad debt reserve or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Company's taxable income. Non-dividend distributions including distributions in excess of the Company's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in distribution from the Company's bad debt reserves.

     The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified bad debt losses, such as for payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

DIVIDENDS RECEIVED DEDUCTION

      The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend, 80% of any dividend received may be deducted.


                            STATE AND LOCAL TAXATION

INDIANA TAXATION

      The State of Indiana imposes an 8.5% franchise tax on the net income of financial institutions (including thrifts), exempting them from gross income, supplemental net income and intangible taxes. For franchise tax purposes, "taxable income" generally means federal taxable income, subject to certain adjustments including the addition of property taxes, income taxes and charitable contributions, and the exclusion of actual bad debts incurred, net of federal bad debt deduction. Other applicable Indiana taxes include sales, use and property taxes.


DELAWARE TAXATION

As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.


RECENT AND PROPOSED CHANGES IN ACCOUNTING RULES

     Several new accounting standards have been issued by the FASB that will apply in 1996. Statement of Financial Accounting Standards ("SFAS") No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", requires a review of long-term assets for impairment of recorded value and resulting write-downs if the value is impaired. SFAS No. 122, "Accounting for Mortgage Servicing Rights", requires recognition of an asset when servicing rights are retained on in-house originated loans that are sold. SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. If the fair value accounting encouraged is not adopted, entities must disclose the pro forma effect on net income and on earnings per share had the accounting been adopted. These statements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2.  PROPERTIES
- -------------------

      The Company conducts its business through its main office and branch facility located in Michigan City, Indiana, and a branch office in LaPorte, Indiana, all of which are owned by the Company.




                                                            Date             Net Book Value at
      Location                                              Acquired         March 31, 1996
      --------                                              --------         --------------

      EXECUTIVE & MAIN OFFICE
      126 E. Fourth Street, Michigan City, IN  46360        1979 (1)         $1,560,155.74

      BRANCH OFFICES
      3710 S. Franklin Street, Michigan City, IN  46360     1974                171,984.45

      801 Monroe Street, LaPorte, IN  46350                 1966                199,853.12
                                                                             -------------

      TOTAL                                                                  $1,931,993.31
                                                                             =============

(1) Construction completed during 1981.



      In addition, the Bank leases office space at 701 E. 83rd Avenue in Merrillville, Indiana for the operation of a mortgage banking/origination office.


ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

     The Company is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are, in the aggregate, not expected to have a material adverse effect on the Company's results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITy Holders
- ------------------------------------------------------------

      None.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information regarding the executive officers of the Company who are not also Directors.

                                         Positions Held With the Company
      Name                  Age(1)       and/or the Bank
      ----                  ------       ---------------

Daniel R. Buresh              37         Vice President and Controller

George L. Koehm               33         Vice President and Treasurer

Allen E. Jones                50         Assistant Vice President and Secretary

(1)  At March 31, 1996


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- ----------------------------------------------------------------------
         MATTERS.
         --------

      Information relating to the market for Company's common equity and related stockholder matters appears under "Shareholder Information" in the Company's 1996 Annual Report to Stockholders on pages 55 and 56 and is incorporated herein by reference.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

      The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 1996 Annual Report to Stockholders on pages 2 through 13 and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
- -----------------------------

      The Consolidated Financial Statement of CB Bancorp, Inc. and its subsidiaries, together with the report thereon by Crowe, Chizek and Company, LLP appears in the Company's 1996 Annual Report to Stockholders on pages 17 through 53 and are incorporated herein by reference.

ITEM 8.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

      None.


                                 PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

      The information relating to directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 1996 at pages 4 through 7.

      Information concerning executive officers who are not directors is contained in Part I of this report pursuant to paragraph (B) of Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 10.  EXECUTIVE COMPENSATION.
- --------------------------------

      The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 1996 at pages 4 through 10.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 1996 at pages 3, 4, 5, and 6.

ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.
- --------------------------------------------------------

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on July 24, 1996 at page 12.


                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  The following documents are filed as a part of this report:

      (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Shareholders.

                                                                            Page

Report of Independent Auditors...........................................     17

Consolidated Balance Sheets as of
    March 31, 1996 and 1995..............................................     18

Consolidated Statements of Income for the years
    ended March 31, 1996, 1995, and 1994.................................     19

Consolidated Statements of Changes in Shareholders'
    Equity for the years ended March 31, 1996, 1995, and 1994............     20


Consolidated Statements of Cash Flows for the years
    ended March 31, 1996, 1995, and 1994.................................  21-22

Notes to Consolidated Financial Statements...............................  23-53

      The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this report, except as expressly provided herein.

      (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

      (3)  Exhibits

      (a)  The following exhibits are filed as part of this report:

3.1   Certificate of incorporation *

3.2   Bylaws *

10.1  Form of Employment Agreement between the Bank and Executive *

10.2 Form of Change in Control Agreement between the Company and the Bank and Executive*

10.3 Community Bank, A Federal Savings Bank Employee Stock Ownership Plan and Trust *

10.5 Community Bank, A Federal Savings Bank Recognition and Retention Plan and Trust for Outside Directors **

10.6 Community Bank, A Federal Savings Bank Recognition Plan and Trust for Officers and Employees **

10.7  Form of Employment 1992 Stock Option Plan **

10.8  Form of CB Bancorp, Inc. 1992 Stock Option Plan for Outside Directors **

10.9  Community Bank, A Federal Savings Bank Employee Retirement Plan *

10.10 Form of Community Bank, A Federal Savings Bank Outside Directors' Consultation and Retirement Plan *

10.11 CB Bancorp, Inc. Directors' Deferred Compensation Plan ***

11.0  Computations of earnings per share ****

13.0  1996 Annual Report to Shareholders

21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiary"

22.0  Proxy Statement for 1996 Annual Meeting

      (b) Reports on Form 8-K
            There were no reports on form 8-K filed during fiscal year 1996.

27.0  Financial Data Schedule
- ----------------------------------------

* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and any amendments thereto filed on September 17, 1992, Registration No. 33-51882.

** Incorporated herein by reference into this document from the Proxy Statement for the Annual Meeting of Shareholders held on July 28, 1993, and filed in definitive form on June 17, 1993.

***    Incorporated into Fiscal 1994 10-KSB filed on June 27, 1994.

**** Incorporated herein by reference into this document from the 1996 Annual Report to Stockholders, page 26 (Note 1).

                                SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CB BANCORP, INC.



                                   By:   /s/Joseph F. Heffernan
                                         ---------------------------------
                                         Joseph F. Heffernan
                                         Chief Executive Officer
                                         President and Director


DATED:       6/27/96
         -----------

      Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


/s/ Joseph F. Heffernan       Chief Executive Officer,            ________
- -----------------------       President and Director
Joseph F. Heffernan

/s/ Jon Bausbach              Director                            ________
- -----------------------
Jon Bausbach

/s/ Ken O. Fryar              Director                            ________
- -----------------------
Ken O. Fryar

/s/ Marvin Kominiarek         Director                            ________
- -----------------------
Marvin Kominiarek

/s/ Robert Ott                Director                            ________
- -----------------------
Robert Ott

/s/ J. Patrick Smith          Director                            ________
- -----------------------
J. Patrick Smith

/s/ James Broad               Director                            ________
- -----------------------

/s/ Allen Jones               Secretary                           ________
- -----------------------
Allen Jones