Form 10QSB
period 1996-06-30
CB BANCORP INC
filed 1996-08-14
CIK 891525

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    ---------------------------------------



(Mark one)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1996, or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to

                        Commission file number: 0-20742

                                CB BANCORP, INC



  Delaware                               35-1866127
- -----------------------------------     -------------
(State or other jurisdiction         (I.R.S. Employee
of incorporation or organization)    Identification
                                     Number)

126 E Fourth Street
- -------------------
Michigan City, Indiana        46360
- ----------------------        -----
(Address of principal        (Zip code)
executive office)

Registrant's telephone number, including area code:(219) 873-2800
                                                   --------------

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1)  Yes   X   .  No       .
                                      -------     -------

                              (2)  Yes   X   .  No       .
                                      -------     -------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding for the issuer's classes of common stock as of the latest practicable date.



    Common Stock                      1,175,226 Shares
    ------------                      -------------------
      (Class)                           (Outstanding)

                                CB BANCORP, INC.
                                  FORM 10-QSB
                                     INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE
- ------------------------------                                             ----

Item 1.  Financial Statements

         Consolidated Balance Sheets,                                          1
         June 30, 1996 and March 31, 1996

         Consolidated Statements of Income,                                    2
         Three Months Ended June 30,
         1996 and 1995

         Consolidated Statements of Changes in Share-                          3
         holders' Equity, Three Months Ended
         June 30, 1996 and 1995

         Consolidated Statements of Cash Flows,                              4-5
         Three Months Ended June 30, 1996
         and 1995

         Notes to Financial Statements                                      6-11

Item 2.  Management's Discussion and Analysis of Financial                 12-20
         Condition and Results of Operations.


PART II.  OTHER INFORMATION
- -------   -----------------

Item 1    Legal Proceedings                                                   21

Item 2-5  N/A                                                                 21

Item 6    Exhibits and Reports on Form 8-K                                    21

Signature Page                                                                22

                                CB BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,           March 31,
                                                                                    1996                1996
                                                                                  ---------          ----------
ASSETS:                                                                                  (In thousands)
Cash and due from financial institutions                                            $  4,813            $  4,755
Interest-earning deposits in financial institutions-Short Term                           129               1,308
                                                                                    --------            --------
Cash and cash equivalents                                                              4,942               6,063

Securities available-for-sale (reported at fair value (Note 2)                           622                 621
Securities held-to-maturity (fair value: June 30, 1996 -                               5,996               5,675
  $5,933; March 31, 1996-$5,644) (Note 2)
Other Securities-Federal Home Loan Bank Stock (Note 2)                                 2,702               2,702
Mortgage-backed and related securities held-to-maturity (fair value:
  June 30, 1996-$9,763; March 31, 1995-$10,282) (Note 3)                               9,736              10,192
Loans
   Loans purchased under agreements to resell (Note 5)                                72,866              80,031
   Loans receivable                                                                   90,877              92,616
   Less: Allowance for possible loan losses                                           (1,573)             (1,346)
                                                                                    --------            --------
                                                                                     162,170             171,301
Mortgage loans held for sale                                                           1,051                 513
Accrued interest receivable                                                            1,188               1,183
Premises and equipment, net                                                            2,462               2,387
Investment in limited partnership (Note 8)                                             1,673               1,679
Other assets                                                                           3,116               3,069
                                                                                    --------            --------
  Total assets                                                                      $195,658            $205,385
                                                                                    ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities
Deposits                                                                            $128,127            $137,047
Borrowed funds                                                                        44,074              45,124
Advance payment by borrowers for taxes and insurance                                   1,307               1,214
Obligation relative to limited partnership (Note 8)                                    1,468               1,450
Accrued expenses and other liabilities                                                 1,363               1,718
                                                                                    --------            --------
  Total liabilities                                                                  176,339             186,553

Commitments and contingencies (Note 7)
Shareholders' equity
Serial preferred stock, no par value, 500,000
  shares authorized; none outstanding
Common Stock: $.01 Par Value, 1,500,000 shares
  authorized, 1,284,238 Shares Issued                                                     13                  13
Additional Paid-in capital                                                             5,805               5,813
Retained earnings, substantially restricted                                           15,031              14,324
Less Treasury Stock: (Shares at cost: June 30, 1996-109,012;                          (1,316)             (1,082)
  March 31, 1996-96,012)
Net unrealized net appreciation on securities available-for-sale                          27                  26
Less common stock acquired by employee stock ownership plan                             (225)               (241)
Less common stock acquired by recognition and retention plan                             (16)                (21)
                                                                                    --------            --------
  Total shareholders' equity                                                          19,319              18,832
                                                                                    --------            --------
  Total liabilities and shareholders' equity                                        $195,658            $205,385
See accompanying notes to consolidated financial statements                         ========            ========


                                CB BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                      THREE MONTHS ENDED
                                                                                           June 30,
                                                                                1996                   1995
                                                                          -----------------      -----------------
Interest income:                                                            (In thousands-except per share data)
  Loans receivable                                                                   $1,871                 $1,812
  Loans purchased under agreements to resell                                          1,783                    762
  Securities available-for-sale                                                           7                      7
  Securities held-to-maturity                                                           128                    129
  Mortgage-backed securities held-to-maturity                                           167                    185
  Other interest-earning deposits                                                         6                     20
                                                                                     ------                 ------
  Total interest income                                                               3,962                  2,915
                                                                                     ------                 ------
Interest expense:
  Deposits                                                                            1,321                  1,089
  Borrowed funds                                                                        629                    286
                                                                                     ------                 ------
  Total interest expense                                                              1,950                  1,375
                                                                                     ------                 ------
Net interest income                                                                   2,012                  1,540
  Less provision for loan losses                                                        111                     70
                                                                                     ------                 ------
  Net interest income after provision for loan losses                                 1,901                  1,470
                                                                                     ------                 ------
Noninterest income:
  Gain (loss) on sale on interest-earning assets                                         44                      0
  Commission income                                                                      26                     26
  Service charges and fees                                                              126                    126
  Fees related to loans purchased under agreements to resell                            146                     46
  Late charges                                                                            7                      6
  Other                                                                                  32                     32
                                                                                     ------                 ------
  Total noninterest income                                                              381                    236
                                                                                     ------                 ------
Noninterest expense:
  Compensation and employee benefits                                                    475                    369
  Occupancy and equipment                                                               146                    128
  SAIF deposit insurance premium                                                         69                     64
  Data processing fees                                                                   62                     59
  Telephone, postage and supplies                                                        64                     47
  Advertising and promotion                                                              36                     21
  Professional fees                                                                      62                     37
  Employee expense and payroll taxes                                                     77                     37
  Other                                                                                 171                    128
                                                                                     ------                 ------
  Total noninterest expense                                                           1,162                    890
                                                                                     ------                 ------
Income before taxes                                                                   1,120                    816
Income tax expense                                                                      413                    312
                                                                                     ------                 ------
Net income                                                                            $ 707                  $ 504
                                                                                     ======                 ======
Earnings per share (Note 6)                                                           $0.56                  $0.39
Earnings per share assuming full dilution (Note 6)                                    $0.56                  $0.39

See accompanying notes to consolidated financial statements

                                CB BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                         Unrealized                                    Common Stock       Total
                                                         Losses on                                     Acquired by        Share-
                                            Retained     Securities      Common    Paid in  Treasury   -----------       holders
Three Months Ended June 30, 1995            Earnings     A.F.S           Stock     Capital   Stock     ESOP    RRP        Equity
- -----------------------------------------------------------------------------------------------------------------------------------
  (In Thousands)

Balance at April 1, 1995                    $11,865        $2              $13      $5,822    $(671)   $(305)   $(48)    $16,678

Net income                                      504                                                                          504

Issuance of treasury stock                                                             (16)      32                           16

Purchase of treasury stock                                                                      (84)                         (84)

Contribution to fund ESOP                                                                                 16                  16

Amortization of RRP contribution                                                                                   8           8

Net change in unrealized net depreciation

 of securities available-for-sale                           7                                                                  7
                                            ---------------------------------------------------------------------------------------
Balance at June 30, 1995                    $12,369        $9              $13      $5,806    $(723)   $(289)   $(40)    $17,145
                                            =======================================================================================

                                                         Unrealized                                    Common Stock       Total
                                                         Losses on                                     Acquired by        Share-
                                            Retained     Securities      Common    Paid in  Treasury   -----------       holders
Three Months Ended June 30, 1996            Earnings     A.F.S           Stock     Capital   Stock     ESOP    RRP        Equity
- -----------------------------------------------------------------------------------------------------------------------------------
  (In Thousands)
Balance at April 1, 1996                    $14,324        $26             $13      $5,813    $(1,082) $(241)   $(21)    $18,832

Net income                                      707                                                                          707

Issuance of treasury stock                                                              (8)        14                          6

Purchase of treasury stock                                                                       (248)                      (248)

Contribution to fund ESOP                                                                                 16                  16

Amortization of RRP contribution                                                                                   5           5

Net change in unrealized net depreciation
 of securities available-for-sale                            1                                                                 1
                                            ---------------------------------------------------------------------------------------
Balance at June 30, 1996                    $15,031        $27             $13      $5,805    $(1,316) $(225)   $(16)    $19,319
                                            =======================================================================================

See accompanying notes to consolidated financial statements

                               CB BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS ENDED
                                                                June 30,
                                                          ---------------------
                                                             1996       1995
                                                          ----------  ---------
                                                             (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                $    707   $    504
 Adjustments to reconcile net income to net cash from
  operating activities
  Depreciation and amortization                                  36         82
  Provision for loan losses                                     111         70
  (Gain) loss on sale of:
      Interest earning assets                                   (44)         0
  Loans purchased under agreements to resell               (249,718)  (132,830)
  Sale of loans purchased under agreements to resell        256,883    104,981
  Mortgage loans originated for sale                         (2,754)         0
  Proceeds from sales of mortgage loans held for sale         2,260          0
  Amortization of RRP contribution                                5          8
  Change in accrued interest receivable                          (5)      (137)
  Change in other assets                                        (47)       138
  Change in accrued interest payable and other
   liabilities                                                 (355)       (16)
                                                           --------   --------
     Net cash from operating activities                       7,079    (27,200)



CASH FLOWS FROM INVESTING ACTIVITIES
 Principal collected on mortgage-backed securities
  held-to-maturity                                              595        530
 Purchase of:
    Securities and mortgage backed securities
     held-to-maturity                                        (1,137)    (1,773)
 Proceeds from:
    Maturities of securities held-to-maturity                   675      2,263
 Purchase of loans                                                0       (500)
 Net change in loans                                          1,871     (1,820)
 Net change in interest-earning deposits in other
  financial institutions                                          0        199
 Investment in limited partnership                                6        (11)
 Property and equipment purchases                              (125)       (24)
                                                           --------   --------
     Net cash from investing activities                       1,885     (1,136)


                               CB BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                            ------------------
                                                              1996       1995
                                                             ------     ------
                                                              (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                                      (8,920)     8,262
 Net increase (decrease) in advances from borrowers for
  taxes and insurance                                            93       (223)
 New borrowings                                             441,268    452,696
 Repayments of borrowed funds                              (442,300)  (431,609)
 Contribution to fund ESOP                                       16         16
 Issuance of treasury stock                                       6         16
 Purchase of treasury stock                                    (248)       (84)
                                                           --------   --------
     Net cash from financing activities                     (10,085)    29,074
                                                           --------   --------
Net change in cash and cash equivalents                      (1,121)       738
Cash and cash equivalents at beginning of period              6,063      3,543
                                                           --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  4,942   $  4,281
                                                           ========   ========
Supplemental disclosures of cash flow information
  Cash paid during the period for
    Interest                                               $  1,965   $  1,295
    Income taxes                                                 60        143
  Noncash investing activities
    Real estate acquired in settlement of loans            $      0   $     64


See accompanying notes to financial statements

                                CB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of CB Bancorp, Inc., ("the Company"), and its wholly owned subsidiary, Community Bank, A Federal Savings Bank ("the Bank"), as of June 30, 1996 and March 31, 1996 and the consolidated statements of income, changes in shareholders' equity and cash flows for the three months ended June 30, 1996 and 1995. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three months ended June 30, 1996 is not necessarily indicative of the results that may be expected for the full fiscal year. For other accounting policies refer to the financial statements incorporated by reference in the Annual Report or Form 10-KSB for the fiscal year ended March 31, 1996.


Note 2 - Securities


     The amortized cost and fair values of securities at June 30, 1996 are as follows:

                                                                                 Gross            Gross
                                                              Amortized        Unrealized       Unrealized          Fair
                                                                Cost             Gains            losses            Value
                                                              ----------       ----------       ----------       ----------
           Available-for-Sale                                                         (In thousands)
           ------------------
      Marketable Equity securities                             $    578               46               (2)             622
                                                              ==========       ==========       ==========       ==========

           Held-to-Maturity
           ----------------

      U.S. Government and U.S. Government
        agency securities                                      $  4,000         $      -         $    (58)        $  3,942
      Corporate notes                                             1,996                2               (7)           1,991
                                                              ----------       ----------       ----------       ----------
         Total                                                 $  5,996         $      2         $    (65)        $  5,933
                                                              ==========       ==========       ==========       ==========

           Other Securities
           ----- ----------

      Stock in Federal Home Loan Bank                          $  2,702         $      -         $      -         $  2,702
                                                              ==========       ==========       ==========       ==========


                                CB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

Note 2 - Securities (continued)


   The amortized cost and fair values of securities at March 31, 1996 are as follows:



                                                                      Gross             Gross
                                                 Amortized        Unrealized         Unrealized                Fair
                                                    Cost              Gains            losses                 Value
                                               ------------       ------------      ------------          ------------
         Available-for-Sale                                             (In thousands)
         ------------------

      Marketable Equity  securities                   578                 44                (1)                  621
                                               ============       ============      ============          ============

           Held-to-Maturity
           ----------------

      U.S. Government and U.S. Government
        agency securities                      $    3,000         $        -        $      (30)           $    2,970
      Corporate notes                               2,675                  5                (6)                2,674
                                               ------------       ------------      ------------          ------------
         Total                                 $    5,675         $        5        $      (36)           $    5,644
                                               ============       ============      ============          ============


           Other Securities
           ----------------

      Stock in Federal Home Loan Bank          $    2,702         $        -         $        -            $    2,702
                                               ==========         ============      ============          ============


   The amortized cost and fair value of debt securities at June 30, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              June 30, 1996
                                                         ----------------------
                                                         Amortized        Fair
                                                           Cost          Value
                                                         ---------    ---------
                                                             (In thousands)
          Due in one year or less................           $2,330       $2,324
          Due after one year through five years..            3,666        3,609
                                                         ---------    ---------
                                                            $5,996       $5,933
                                                         =========    =========


                                CB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

Note 2 - Securities (continued)


   There were no sales of securities available-for-sale during the three months ended June 30, 1996.

At June 30, 1996, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, in amounts greater than 10% of shareholders' equity.


Note 3 - Mortgage-Backed and Related Securities

   The carrying value and fair value of mortgage-backed and related securities held-to-maturity as presented on the balance sheets are summarized as follows:

                                                                              June 30, 1996
                                            --------------------------------------------------------------------------------
                                              Principal         Unamortized         Unearned         Carrying      Fair
                                              Balance           Premiums            Discounts        Value         Value
                                            --------------------------------------------------------------------------------
                                                                              (In Thousands)

GNMA certificates                             $ 3,494           $   8               $   (8)          $ 3,494       $ 3,525
FHLMC certificates                              4,637               2                   (5)            4,634         4,623
FNMA certificates                                 961             -                    (11)              950           953
Collateralized mortgage
 obligations                                      661               1                   (3)              658           662
                                            --------------------------------------------------------------------------------
  Total                                       $ 9,753           $  11               $  (27)          $ 9,736       $ 9,763
                                            ================================================================================

                                                                              March 31, 1996
                                            --------------------------------------------------------------------------------
                                              Principal         Unamortized         Unearned         Carrying      Fair
                                              Balance           Premiums            Discounts        Value         Value
                                            --------------------------------------------------------------------------------
                                                                              (In Thousands)


GNMA certificates                             $ 3,600           $   9               $  (10)          $ 3,599     $  3,646
FHLMC certificates                              4,892               3                   (6)            4,889        4,914
FNMA certificates                                 880               -                   (8)              872          886
Collateralized mortgage
 obligations                                      834               1                   (3)              832          836
                                            --------------------------------------------------------------------------------
  Total                                       $10,206           $  13               $  (27)          $10,192      $ 10,282
                                            ================================================================================

                                CB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

Note 3 - Mortgage-Backed and Related Securities (continued)

   Gross unrealized gains and losses on mortgage-backed and related securities held-to-maturity are as follows:

                                                      June 30, 1996                   March 31, 1996
                                              ---------------------------      ---------------------------
                                                Gross             Gross           Gross             Gross
                                              Unrealized       Unrealized       Unrealized       Unrealized
                                                Gains            losses           Gains            losses
                                              -----------      -----------      -----------      -----------
                                                                      (In thousands)
 GNMA certificates                            $      36        $      (5)       $      53        $      (7)
 FHLMC certificates                                  53              (63)              72              (47)
 FNMA certificates                                    5               (2)              14                -
 Collateralized mortgage obligations                  4               (1)               4                -
                                              -----------      -----------      -----------      -----------
    Total                                     $      98        $     (71)       $     143        $     (54)
                                              ===========      ===========      ===========      ===========

   The Company did not sell any mortgage-backed and related securities held-to-maturity during the three months ended June 30, 1996 and during the three months ended June 30, 1995.

Note 4 - Concentrations of Credit Risk

   The Company grants real estate and consumer loans including education, home improvement and other consumer loans primarily in LaPorte and Porter counties of Indiana. Substantially all loans are secured by consumer assets and real estate. Loans purchased under agreements to resell are residential mortgage loans secured by one to four family residences located throughout the continental United States.


Note 5 - Loans Purchased Under Agreements to Resell

   The Company purchases residential mortgage loans from various mortgage companies prior to sale of these loans by the mortgage companies in the secondary market. The Company purchases such loans from mortgage companies at par, net of certain fees, and later sells them back to the mortgage companies at the same amount and without recourse provisions. The Company records interest income on the loans during the funding period and the Company records fee income (recorded as noninterest income) received from the mortgage company for each loan when resold. Purchase money and refinance mortgage loans are generally held no more than 90 days by the Company and typically are resold within 30 days. Construction loan mortgages purchased, are held for the duration of the construction period which is typically six months or longer. With regard to the interim construction loans in the pipeline, the Company recognizes that there may be credit risk due to possible change in the borrower's financial condition

                                CB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



during the interim construction period. The Company had approximately $28.7 million of interim construction loans in the pipeline at June 30, 1996 as compared to $29.4 million at March 31, 1996.


NOTE 6 - Earnings Per Common Share

   Earnings per common and common equivalent share were computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding. Employee and Director stock options are considered common stock equivalents. The weighted-average number of shares outstanding for the calculation of earnings per common and common stock equivalent share for the three months ended June 30, 1996 and 1995 was 1,251,397 and 1,278,132, respectively. The weighted-average number of shares outstanding for the calculation of fully-diluted earnings per common and common stock equivalent share for the three months ended June 30, 1996 and 1995 was 1,252,413 and 1,278,132, respectively.


Note 7 - Commitments and Contingencies

   The Company is a party to financial instruments with off balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans, standby letters of credit and unused lines of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans, standby letters of credit and unused lines of credit is represented by the contractual amount of those instruments. The Company follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At June 30, 1996, and March 31, 1996, the Company had commitments to make loans totaling $125,000 and $137,000 respectively and standby letters of credit and unused lines of credit totaling $6.8 million and $5.4 million, respectively. Outstanding commitments to make loans at June 30, 1996 consisted of two single family mortgage loans with maturities of fifteen years or less. Since commitments to make loans and to fund lines and letters of credit may expire without being used, the amounts do not necessarily represent future cash commitments.


Note 8 - Affordable Housing Tax Credit Project

   The Company, through the Bank's subsidiary, Community Financial Services, Incorporated, has a 99% limited partner interest in Pedcor Investments-1994-XX, L.P. which was formed for the construction, ownership, and management of an 80 unit apartment project located in Michigan City, Indiana. Financing consists of a $2,550,000 first mortgage loan funded with tax exempt bonds.

                                CB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

Note 8 - Affordable Housing Tax Credit Project (continued)

The Bank is the lead lender in the debt financing arrangement and has guaranteed through letters of credit $1,550,000 of the debt financing, which represents the Bank's share of the mortgage loan. The remaining portion of the debt financing is guaranteed by participating lenders through letters of credit in amounts proportional to their loan amounts. The Bank and other lending institutions have as their security a first mortgage lien and assignment of rents and leases on the apartment complex. As of June 30, 1996, Community Financial has invested $1,673,000 in the limited partnership. Community Financial contributed $223,000 in cash to the partnership while the remaining $1,468,000 was funded by short-term tax-exempt notes backed by a letter of credit issued by the Bank. Terms of the partnership agreement allocate 99% of the eligible tax credits to the limited partner. For the year ended March 31, 1996, the limited partner received $70,000 in tax credits, which were the first tax credits received from the limited partner.


Note 9 - Allowance for Loan Losses

   The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay, the estimated value of any underlying collateral, and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.


Activity in the allowance for loan losses was as follows for the three months ended June 30 (In Thousands).

                                                     1996        1995
                                                    -------     ------
                    Balance at March 31             $1,347      $  672

                    Provision for loan losses          111          70
                    Charged-off loans                   (2)          -
                    Recoveries                         117           -
                                                    ------      ------
                    Balance at June 30              $1,573      $  742
                                                    ======      ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATION


GENERAL

   The Company's results of operations are dependent primarily on the Bank. The Bank's primary source of earnings is its net interest income which is the difference between the interest income earned on its loan, mortgage-backed securities and investment portfolios less its cost of funds, consisting of the interest paid on its deposits and borrowings. Operating results are also affected by the types of lending engaged in, fixed-rate versus adjustable or short-term, each of which has a different rate and fee structure. The Company's operating expenses principally consist of employee compensation and benefits, occupancy and equipment expenses, federal deposit insurance premiums and other general and administrative expenses. The Company's results of operation are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.


MORTGAGE LOAN REVERSE REPURCHASE PROGRAM

   In fiscal 1991, the Company instituted the Mortgage Loan Reverse Repurchase Program (the "Program"). There are currently seventy-eight active participants in the Program. The Mortgage Loan Reverse Repurchase Program is carried out pursuant to agreements with each participant which provide for the purchase at par (less certain fees paid to the participant by the borrower) of whole mortgage loans by the Company, at its option, and the subsequent resale of such loans to the Participant (for transfer to an end investor). Purchase money and refinance mortgage loans are generally held no more than 90 days by the Company and typically are resold within 30 days. Construction loan mortgages acquired via the Program, are held for the duration of the construction loan period, typically for six months or longer. At June 30, 1996, construction loan balances totaled $28.7 million and accounted for 39.4% of the Company's total outstanding investment in the Program. The Company records interest income on the loans based on a rate of interest tied to the prime rate (as established from time to time by a major Chicago-based financial institution) during the funding period, and not the rates on individual loans, plus a fee (recorded as noninterest income) collected from the Participant for each loan when that loan is resold. It is the Company's policy to purchase under the Program only those loans that comply with accepted secondary market underwriting standards. The Company's Mortgage Loan Reverse Repurchase Program has been and is a key contributor to the Company's efforts to maintain a strong net interest margin. Management is aware that a decline in Program activity would negatively impact the Company's profitability.


FINANCIAL CONDITION

   Total assets decreased $9.7 million or 4.7%, to $195.7 million at June 30, 1996 from $205.4 million at March 31, 1996. The decrease is primarily attributable to a $7.2 million or 9.0% de-crease in loans purchased under agreements to resell under the Program. Since its inception, the Program has caused the level of the Company's assets and liabilities and capital ratios to significantly fluctuate between periods. Management attributes this decrease to higher mortgage interest rates which have resulted in a decrease in home mortgage originations. Over this same time period, the loans receivable portfolio decreased $1.7 million or 1.9% primarily attributable to management's decision to sell the majority of the Company's single family fixed rate loan production originated during the quarter; mortgage loans held for sale increased $538,000 or 104.9%; cash and cash equivalents decreased $1.1 million or 18.5%; FHLB Stock and securities increased $322,000 or 3.6% and mortgage-backed and related securities decreased $456,000 or 4.5%.

Total borrowed funds decreased $1.1 million or 2.3%, to $44.1 million at June 30, 1996 from $45.1 million at March 31, 1996. This decrease is attributable to the decreased funding needs of the Program. Borrowed funds outstanding at June 30, 1996 consist of $37.1 million in advances outstanding with the Federal Home Loan Bank of Indianapolis, of which $35.1 million have maturities of one year or less, and federal funds purchased of $7.0 million.

Deposits decreased $8.9 million or 6.5%, to $128.1 million at June 30, 1996, from $137.0 million at March 31, 1996. The decrease in deposits is also primarily attributable to the decreased funding needs of the Program.

The primary objective of the Company's $9.3 million securities portfolio is to contribute to profitability by providing a stable cash flow of dependable earnings. The investment portfolio consists of U.S. Treasury and Agency securities, short-term investment grade corporate notes and Federal Home Loan Bank Stock. The Company also has investments in both variable and fixed rate U.S. Government Agency mortgage-backed securities and collateralized mortgage obligations. The Company's portfolio of securities contains no securities classified by the Federal Banking Regulators as "High Risk Derivative Securities".


RISK ELEMENTS

NON-PERFORMING ASSETS: Non-performing assets totaled $2.9 million at June 30, 1996, a decrease of $48,000 from March 31, 1996. Loan loss reserves at June 30, 1996 totaled $1.6 million or 53.3% of total nonperforming assets and increased $227,000 from March 31, 1996.

At June 30, 1996, impaired assets included $1.6 million in principal due the Company on four pools of small business equipment leases that the Company acquired through contractual relationships entered into with Bennett Funding Group, Inc. and its affiliate Aloha Capital Corporation (f.k.a. Bennett Leasing Corporation). Bennett Funding Group, Inc. sought Chapter 11 Bankruptcy protection on March 29, 1996. Several weeks later, Aloha Capital Corporation was placed into involuntary bankruptcy at the request of the court appointed Bankruptcy Trustee for

Bennett Funding Group, Inc., who is now also the Bankruptcy Trustee for Aloha Capital Corporation. Per the terms of the contractual arrangements Bennett Funding Group, Inc. acts as the servicing agent for the Company on the pool of leases purchased from that entity, wherein, at June 30, 1996, $396,000 of principal remained to be remitted to the Company over the course of the remaining scheduled lease payments due from individual lessees. Similiarly, at June 30, 1996, $1.2 million of principal remained to be remitted to the Company on three pools of leases purchased from and serviced by Aloha Capital Corporation. Payment due the Company on the four pools of leases were current at the time the respective servicing companies were placed in bankruptcy. The Bankruptcy Trustee is monitoring the lease payment billing and collection activities of the servicing companies and is segregating the payments received from the individual lessees but has not yet allowed the resumption of the payment stream due the Company. Management can make no assurances as to the outcome of this matter.

Also included in impaired loans are two single family construction loans totaling $501,000. The loans, which were purchased through the Program, are currently in foreclosure. The Company has a signed offer to purchase one of the properties for an amount over its carrying value and continues to seek an offer on the other property.

                       Schedule of Non-performing Assets

                                                                       June 30,       March 31,       June 30,
                                                                         1996            1996           1995
                                                                       ---------      ---------      ---------
                                                                                    (In Thousands)
                    Accruing mortgage loans
                     delinquent more than 90 days                      $      -       $      -        $     -
                    Accruing consumer and other
                     loans delinquent more than
                     90 days                                                  7              4             10
                    Non-accruing mortgage loans
                     delinquent more than 90 days                           494            523            340

                    Non-accruing consumer and
                     other loans delinquent more
                     than 90 days                                             -              -              -
                                                                       ---------------------------------------
                    Total loans delinquent more
                     than 90 days                                           501            527            350
                    Restructured loans                                      302            306            336
                    Impaired Loans                                        2,146          2,164              -
                                                                       ---------------------------------------
                    Total non-performing loans                           2,949           2,997            686
                    Total real estate owned,
                     net of related reserves                                 -               -             64
                                                                       ---------------------------------------
                    Total non-performing assets                        $ 2,949        $  2,997        $   750
                                                                       =======================================
                    Total non-performing assets
                     to total loans                                       1.80%           1.74%          0.85%
                    Total non-performing assets
                     to total assets                                      1.51            1.46           0.43
                    Total loan loss allowances
                     to non-performing assets                            53.34           44.94          98.93

INTEREST RATE SENSITIVITY

The Company's primary strategy for controlling interest rate risk exposure, is to maintain a high level of the Company's asset portfolios in interest rate sensitive assets. Management has accomplished this objective through its investment in the Loan Reverse Repurchase Program. Under the Program, the Company purchases single family mortgage loans from select mortgage banking firms on a short-term basis under agreements to resell and earn an adjustable prime based return during the holding period. The Program has complemented the Company's portfolio of adjustable rate loans held for investment which account for approximately 40% of the loans receivable portfolio. In addition, the Company has sought to lengthen the maturity of its interest-bearing liabilities by emphasizing longer term certificates of deposit. The Company also has the ability to obtain long-term advances from the Federal Home Loan Bank of Indianapolis if such borrowings appear favorable under a particular interest rate environment.


Management regularly measures the Bank's interest rate risk by monitoring the Company's interest rate risk ("IRR") measures produced by the Office of Thrift Supervision from the Bank's quarterly thrift financial reports. In 1990, the regulators adopted the interest-rate sensitivity approach as one measure of interest-rate risk. This approach measures the projected changes in net portfolio value ("NPV") that would result if interest rates were to increase by 100, 200, 300 and 400 basis points, or if interest rates were to decline by 100, 200, 300 and 400 basis points. Net portfolio value is defined by the market value of assets less the market value of liabilities. According to the "Interest Rate Risk Report," prepared by the Office of Thrift Supervision as of March 31, 1996 (most recent available), after an adverse rate shock of +200 basis points, the Bank's NPV of $22.8 million was projected to decline $1.4 million or 6.3%, to $21.4 million. According to the OTS report, only 40% of Thrifts nationwide would have experienced a decline of 7.9% or less. Presented below, as of March 31, 1996, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and substantial parallel shifts of 100 basis points in market interest rates.


             Interest Rate Sensitivity of Net Portfolio Value (NPV)

                              Net Portfolio Value
                              -------------------

          Change
          in rates        $ Amount      $ Change      % CHANGE
          ----------      --------      --------      ---------
          +400 bp           19,335        -3,498           -15%
          +300 bp           20,396        -2,437           -11%
          +200 bp           21,394        -1,439           - 6%
          +100 bp           22,269        -  564           - 2%
             0 bp           22,833
          -100 bp           22,868            35             0%
          -200 bp           22,382        -  451           - 2%
          -300 bp           22,090        -  743           - 3%
          -400 bp           22,294        -  593           - 2%


COMPARISON OF OPERATING RESULTS

Three Months Ended June 30, 1996, Compared to Three Months Ended June 30, 1995
- -----------------------------------------------------------------------------

GENERAL: The Company reported net income of $707,000 for the three month period ended June 30, 1996 which represents a 40.3% increase over the comparable three-month period in 1995 in which the Company reported net income of $504,000. The increase in net income is primarily attributable to a greater leveraging of the Company's balance sheet through increased activity in the Company's Mortgage Loan Reverse Repurchase Program.

INTEREST INCOME: Interest income increased $1.1 million or 37.9%, from $2.9 million at June 30, 1995, to $4.0 million at June 30, 1996. The increase in interest income is primarily attributable to an increase in the Company's outstandings in the Mortgage Loan Reverse Repurchase Program. The Company's average outstanding investment in the Program increased $45.2. million or 58.4%, from $32.2 million for the three months ended June 30, 1995 to $77.4 million for the three months ended June 30, 1996. Over this same time period, interest income on loans purchased under agreements to resell increased $1.0 million or 134.0%. The increase in outstandings in the Program is primarily attributable to an increase in the number of mortgage companies participating in the Program. To a lesser extent the Company benefited from an increase in interest income on the loans receivable portfolio which increased $59,000 or 3.3% over the same period last year.

INTEREST EXPENSE: Interest expense increased $575,000 or 41.8%, from $1.4 million for the three months June 30, 1995, to $2.0 million for the three months June 30, 1996. The increase is primarily attributable to a $343,000 or 119.9% increase in interest on borrowings and a $232,000 or 21.3% increase in interest on deposits resulting from the increased funding needs of the Program.

NET INTEREST INCOME: Net interest income before the provision for loan losses increased by $472,000 or 30.6% from $1.5 million for the three months ended June 30, 1995, to $2.0 million for the three months ended June 30, 1996. This increase in net interest income over the prior year's quarter is primarily attributable to management's efforts to profitably grow the Company's level of interest-earning assets as described above.

PROVISION FOR LOAN LOSSES: The provision for loan losses increased $41,000 or 58.6%, from $70,000 for the three months ended June 30, 1995, to $111,000 for the three months ended June 30, 1996. The increase in the provision reflects the Company's increased activity in construction lending, commercial lending and consumer lending. The Company will continue to monitor its allowance for loan losses and make future loan loss provisions in consideration of the amount and types of loans in its portfolio and as economic conditions dictate.

NONINTEREST INCOME: Noninterest income increased $145,000 or 61.4% to $381,000 for the three months ended June 30, 1996, from $236,000 for the three months ended June 30, 1995. This increase was primarily attributable to a $100,000 or 217.4% increase in fees related to the repurchase program, and to $44,000 in gains realized from the sale of single family mortgage loans.


NONINTEREST EXPENSE: Noninterest expense increased $272,000 or 30.6% to $1.2 million for the three months ended June 30, 1996, from $890,000 for the same time period in the prior year. The increase in noninterest expenses is primarily attributable to increased personnel and occupancy expenses associated with the Company's newly established Mortgage Banking Division. In addition, the Company experienced higher period over period legal costs.


INCOME TAX EXPENSE: Income tax expense increased $101,000 or 32.4%, from $312,000 for the three months ended June 30, 1995, to $413,000 for the three months ended June 30, 1996. This increase is primarily attributable to an increase in earnings.


LIQUIDITY AND CAPITAL RESOURCES

   The Bank is required under applicable federal regulations to maintain a liquidity ratio at certain specified levels which are subject to change. Currently, a minimum of 5% of the combined total of deposits and short term borrowings must be maintained in the form of liquid assets. At June 30, 1996 liquidity as measured for regulatory purposes was 7.0% as compared to a ratio of 7.7% at March 31, 1996.

Management structures the liquid asset portfolio and borrowing capacity of the Company to meet the cash flow needs of operating, investing and financing activities. The Companies net liquid assets are cash and cash equivalents, which include investments in highly liquid investments. At June 30, 1996 cash and cash equivalents totaled $4.9 million. In addition, the Company maintains a $5.0 million line of credit with the FHLB of Indianapolis to meet short term liquidity needs.

Cash flows from operating activities consisted primarily of net income and activity under the Program. Cash flows provided by/(for) operating activities were $7.1 million and $(27.2) million for the three months ended June 30, 1996 and 1995, respectively. The Company's primary investing activities have been the purchase and monitoring of securities and mortgage-backed securities and the purchase, origination and repayment of loans. Net Cash flows provided for investing activities were $1.9 million and ($1.1) million for the three months ended June 30, 1996 and 1995, respectively. Cash flow from financing activities consisted of deposit activity, new borrowings and the repayment of borrowings. Net cash flow provided by/(for) financing activities were ($10.1) million and $29.1 million for the three months ended June 30, 1996 and 1995.

Shareholders' equity at June 30, 1996 was $19.3 million, an increase of $487,000 or 2.6% over March 31, 1996, which represents net income for the three months ended June 30, 1996, adjustments for the Company's ESOP and management recognition and retention plans, the purchase and issuance of treasury stock and change in unrealized net appreciation on securities available-for-sale.

The Bank is subject to three capital standards pursuant to regulations of the Office of Thrift Supervision: a 1.5% tangible capital standard, a 3% leverage (core and capital) ratio and an 8% risk based capital standard. Under these capital requirements, at June 30, 1996, the Bank had:

- - tangible capital of $17.3 million or 8.8% of total assets thereby exceeding the 1.5% requirement ($2.9 million) by $14.4 million.
- - core capital (tangible capital plus certain intangible assets) of $17.3 million or 8.8% of total assets thereby exceeding the 3.0% requirement ($5.9 million) by $11.4 million.
- - risk-based capital (core capital plus allowance for loan losses) of $18.7 million or 17.3% of risk-based assets thereby exceeding the 8.0% requirement ($8.7 million) by $10.0 million.


IMPACT OF NEW ACCOUNTING STANDARDS

Several new accounting standards have been issued by the Financial Accounting Standards Board that will apply in 1996. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of long-lived assets and for assets to be disposed of", requires a review of long term assets for impairment of recorded value and resulting write-downs if value is impaired. SFAS No. 122, "Accounting for mortgage servicing rights", requires the recognition of an asset when servicing rights are retained on in-house originated loans that are sold. Statement of Financial Accounting Standards No. 123, "Accounting for stock-based compensation", encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. If the fair value accounting encouraged is not adopted, entities must disclose the pro forma effect on net income and on earnings per share had the accounting been adopted. These statements are not expected to have a material effect on the Company's financial position or results of operations.


LEGISLATIVE MATTERS

   Legislation is pending in Congress to mitigate the effect of the Bank insurance Fund ("BIF") Savings Association Insurance Fund ("SAIF") premium disparity. Under the legislation a special assessment would be imposed on the amount of deposits held by SAIF-member institutions as of a specified date, currently March 31, 1995, including the Bank, to recapitalize the SAIF. The amount of the special assessment would be left to the discretion of the FDIC but is generally estimated at between 79 to 85 basis points of insured deposits.
The legislation would also require that the BIF and SAIF be merged, provided that subsequent legislation is enacted requiring federal savings associations to become national banks or state chartered banks or thrifts, and that the Financing Insurance Company ("FICO") payments be spread across all BIF and SAIF members. The payment of the special assessment would have the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, it would not effect the Bank's compliance with its regulatory capital requirements. Management cannot predict whether legislation imposing such an assessment will be enacted, or, if enacted, the specific terms of such legislation including the amount of any special assessment and when and whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. Management can also not predict whether or when the BIF and SAIF will merge. A significant increase in SAIF insurance premiums or a significant special assessment to recapitalize the SAIF would likely have an adverse effect on the operating expenses of the Company. The assessment of an 79 to 85 basis point fee to recapitalize the SAIF would result in a $611,000 to $657,000 payment on an after-tax basis.

Legislation regarding bad debt recapture has been passed by Congress and sent to the President for signature. The legislation requires recapture of reserves accumulated after 1987. The recapture tax on post 1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same principal amount of mortgage loans that it originated in the six years prior to 1996. Management has not assessed the impact of this legislation on the operations of the Company.

  No assurances can be given as to whether legislation as discussed above will be enacted or, if enacted, what the terms of the legislation will be.

AVERAGE BALANCE SHEETS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995.

   The following table sets forth certain information relating to the consolidated statements of financial condition and reflects the yield on average assets and the average cost of liabilities for the periods indicated. The yields and costs include amortization of fees, discounts, and premiums which are considered adjustments to yield.

                                                                        Average Balance Sheets
                                                                            Yield Analysis

                                               Three Months Ended June 30,                    Three Months Ended June 30,
                                            ----------------------------------            ----------------------------------
                                                          1996                                           1995
                                            ----------------------------------            ----------------------------------
                                                                        Average                                        Average
                                            Average                     Yield/             Average                     Yield/
                                            Balance(a)    Interest      Cost               Balance(a)    Interest      Cost
Interest-earning assets:
 Loans, net                                 $168,241        $3,654      8.71%              $ 119,168       $2,575         8.64%
 Mortgage-backed securities                    9,967           167      6.72%                 11,179          185         6.62%
 Interest earning deposits and
  federal funds sold                             480             6      5.01%                 1,161            20         6.89%
 Securities                                    8,803           135      6.15%                 8,339           135         6.48%
                                            --------      --------   --------               --------     --------      --------
   Total interest-earning assets             187,491         3,962      8.48%                139,847        2,915         8.34%
Noninterest-earning assets  (b)               12,010      --------   --------                 10,332     --------      --------
                                            --------                                        --------
   Total assets                             $199,501                                       $ 150,179
                                            ========                                       =========

Interest-bearing liabilities:
 Deposits                                   $122,422        $1,321      4.33%              $ 105,272       $1,089         4.14%
 Borrowed Funds                               45,045           629      5.60%                 18,067          286         6.33%
                                            --------      --------   --------              ---------     --------      --------
   Total interest-bearing liabilities
                                             167,467         1,950      4.67%                123,339        1,375         4.46%
Noninterest-bearing
 liabilities (c)                              13,093      --------   ---------                 9,890     --------      --------
                                            --------                                       ---------
   Total liabilities                         180,560                                         133,229
Stockholders' equity                          18,941                                          16,950
                                            --------                                       ---------
   Total liabilities and
    equity                                  $199,501                                       $ 150,179
                                            ========                                       =========
Net interest income/ Net rate spread                        $2,012      3.81%                              $1,540         3.88%
                                                          ========   ========                            ========      ========
Net interest-earning assets/ net
 interest rate margin                       $ 20,024                    4.30%              $  16,508                      4.40%
                                            =========                ========              =========                   ========
Ratio of average interest-earning
assets to average interest-bearing
  liabilities                                   1.12 X                                          1.13 X

(a) Average balances, which are stated in thousands, are derived from average daily balances.
(b) Includes average investment in life insurance policies of $2,236,000 and $2,163,000 for the three months ended June 30, 1996 and June 30, 1995, respectively. The Company realized non-interest income of $25,000 and $29,000 on it's outstanding investment in these policies over the same respective time periods.
(c) Includes non-interest bearing deposit accounts.

PART II  OTHER INFORMATION
- -------  -----------------

Item 1.  Legal Proceedings.

         The Company is not involved in any legal proceedings of a material nature at this time other than those occurring in the ordinary course of business which in the aggregate involves amounts which are believed by management to be immaterial to the financial condition of the Company.

Item 2.  Changes in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a).  Exhibits

               3.1  Certificate of Incorporation of CB Bancorp,
                    Inc.*
               3.2  Bylaws of CB Bancorp, Inc.*

               27   Financial Data Schedule (filed herewith)

               *Incorporated by reference to Registration State-
                ment of Form S-1, as amended, filed on September
                11, 1992, registration Number 33-51882.

          (b)   Reports on Form 8-K

                None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CB Bancorp, Inc.


Dated:                       By:/s/ Joseph F. Heffernan
      --------------            ----------------------------
                                Joseph F. Heffernan
                                President and Chief Executive
                                Officer

Dated:                       By:/s/ George L. Koehm
      --------------            ----------------------------
                                George L. Koehm
                                Vice President and Chief Fina-
                                ncial Officer