Form 10QSB
period 1996-09-30
CB BANCORP INC
filed 1996-11-14
CIK 891525

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                    ---------------------------------------



(Mark one)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1996, or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to

                        Commission file number: 0-20742

                                CB BANCORP, INC

       Delaware                                    35-1866127
---------------------------------               ----------------
(State or other jurisdiction                    (I.R.S. Employee
of incorporation or organization)               Identification
                                                Number)

126 E Fourth Street
-------------------
Michigan City, Indiana            46360
----------------------            -----
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

                                               (1)  Yes   X   .  No       .
                                                        ------      ------
                                               (2)  Yes   X   .  No       .
                                                        ------      ------


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding for the issuer's classes of common stock as of the latest practicable date.


         Common Stock                         1,162,263 Shares
      --------------------                  --------------------
         (Class)                              (Outstanding)

                               CB BANCORP, INC.
                                  FORM 10-QSB

                                     INDEX

PART I.     FINANCIAL INFORMATION                                     PAGE
------      ---------------------                                     ----
Item 1.     Financial Statements

            Consolidated Balance Sheets,                                 1
            September 30, 1996 and March 31, 1996

            Consolidated Statements of Income,                           2
            Three and Six Months Ended
            September 30, 1996 and 1995

            Consolidated Statements of Changes in                        3
            Shareholders' Equity, Six Months Ended
            September 30, 1996 and 1995

            Consolidated Statements of Cash Flows,                     4-5
            Six Months Ended September 30, 1996
            and 1995

            Notes to Financial Statements                             6-12

Item 2.     Management's Discussion and Analysis                     13-24
            of Financial Condition and Results
            of Operations.


PART II.    OTHER INFORMATION
-------     -----------------

Item 1      Legal Proceedings                                           25

Item 2-3    N/A                                                         25

Item 4      Submission of Matters to a vote of                          25
            Security Holders

Item 5      N/A                                                         26

Item 6      Exhibits and Reports on Form 8-K                            26

Signature Page                                                          27


                               CB BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                          Sept. 30,        March 31,
                                                                            1996             1996
                                                                        -----------      -----------
                                                                               (In thousands)
ASSETS:
Cash and due from financial institutions                                   $  1,850         $  4,755
Interest-earning deposits - Short Term                                          205            1,308
                                                                        -----------      -----------
Cash and cash equivalents                                                     2,055            6,063

Securities available-for-sale (reported  at fair value (Note 2)                 631              621
Securities held-to-maturity (fair value: Sept. 30, 1996 -                     6,743            5,675
 $6,712; March 31, 1996 - $5,644) (Note 2)
Other Securities - Federal Home Loan Bank Stock (Note 2)                      2,702            2,702
Mortgage-backed and related securities held-to-maturity (fair value:
 Sept. 30, 1996 - $9,273; March 31, 1995 - $10,282) (Note 3)                  9,202           10,192
Loans
  Loans purchased under agreements to resell (Note 5)                        78,422           80,031
  Loans receivable                                                           90,592           92,616
  Less: Allowance for possible loan losses                                   (1,866)          (1,346)
                                                                        -----------      -----------
                                                                            167,148          171,301
Mortgage loans held for sale                                                  1,564              513
Accrued interest receivable                                                   1,176            1,183
Foreclosed Real Estate                                                          333                0
Premises and equipment, net                                                   2,807            2,387
Investment in limited partnership (Note 8)                                    1,656            1,679
Other assets                                                                  3,991            3,069
                                                                        -----------      -----------
  Total assets                                                             $200,008         $205,385
                                                                        ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities
Deposits                                                                   $129,085         $137,047
Borrowed funds                                                               44,000           45,124
Advance payment by borrowers for taxes and insurance                          1,087            1,214
Obligation relative to limited partnership (Note 8)                           1,468            1,450
Accrued expenses and other liabilities                                        4,988            1,718
                                                                       ------------     ------------
  Total liabilities                                                         180,628          186,553

Commitments and contingencies (Note 7)
Shareholders' equity
Serial preferred stock, no par value, 500,000
 hares authorized; none outstanding
Common Stock: $.01 Par Value, 3,000,000 shares
 authorized, 1,284,238 Shares Issued                                             13               13
Additional Paid-in capital                                                    5,805            5,813
Retained earnings, substantially restricted                                  15,289           14,324
Less Treasury Stock: (Shares at cost: Sept. 30, 1996 - 121,975;              (1,539)          (1,082)
 March 31, 1996 - 96,012)
Net unrealized net appreciation on securities available-for-sale                 33               26
Less common stock acquired by employee stock ownership plan                    (209)            (241)
Less common stock acquired by recognition and retention plan                    (12)             (21)
                                                                        -----------      -----------
  Total shareholders' equity                                                 19,380           18,832
                                                                        -----------      -----------
  Total liabilities and shareholders' equity                               $200,008         $205,385
                                                                        ============     ============

See accompanying notes to consolidated financial statements

                               CB BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    September 30,                      September 30,
                                                                   1996          1995                1996          1995

                                                               -----------   -----------          -----------   -----------
                                                                          (In thousands-except per share data)
Interest income:
  Loans receivable                                                  $1,890        $1,880               $3,761        $3,692
  Loans purchased under agreements to resell                         1,774         1,442                3,557         2,204
  Securities available-for-sale                                          8            54                   15           107
  Securities held-to-maturity                                          143            90                  271           173
  Mortgage-backed securities held-to-maturity                          158           176                  325           360
  Other interest-earning deposits                                        4            18                   10            38
                                                               -----------   -----------          -----------   -----------
  Total interest income                                              3,977         3,660                7,939         6,574
                                                               -----------   -----------          -----------   -----------
Interest expense:
  Deposits                                                           1,359         1,291                2,680         2,380
  Borrowed funds                                                       602           525                1,231           811
                                                               -----------   -----------          -----------   -----------
  Total interest expense                                             1,961         1,816                3,911         3,191
                                                               -----------   -----------          -----------   -----------
Net interest income                                                  2,016         1,844                4,028         3,383

  Less provision for loan losses                                       300            70                  411           139
                                                               -----------   -----------          -----------   -----------
  Net interest income after provision for loan losses                1,716         1,774                3,617         3,244
                                                               -----------   -----------          -----------   -----------
Noninterest income:
  Gain (loss) on sale on interest-earning assets                        77             0                  121             0
  Commission income                                                     23            22                   49            48
  Service charges and fees                                             133           121                  259           247
  Fees - loans purchased under agreements to resell                    162            92                  308           138
  Late charges                                                           7             5                   14            11
  Other                                                                 33            43                   65            76
                                                               -----------   -----------          -----------   -----------
  Total noninterest income                                             435           283                  816           520
                                                               -----------   -----------          -----------   -----------
Noninterest expense:
  Compensation and employee benefits                                   479           378                  954           747
  Occupancy and equipment                                              155           135                  301           259
  SAIF deposit insurance premium                                       801            63                  870           127
  Data processing fees                                                  58            62                  120           121
  Telephone, postage and supplies                                       61            49                  125            96
  Advertising and promotion                                             29            25                   65            46
  Professional fees                                                     72            36                  134            73
  Employee expense and payroll taxes                                    69            48                  146            85
  Other                                                                108            61                  279           194
                                                               -----------   -----------          -----------   -----------
  Total noninterest expense                                          1,832           857                2,994         1,748
                                                               -----------   -----------          -----------   -----------
Income before taxes                                                    319         1,200                1,439         2,016
Income tax expense                                                      61           462                  474           774
                                                               -----------   -----------          -----------   -----------
Net income                                                            $258          $738                 $965        $1,242
                                                               ===========   ===========          ===========   ===========

Earnings per share (Note 6)                                          $0.21         $0.58                $0.78         $0.98
Earnings per share assuming full dilution (Note 6)                   $0.21         $0.58                $0.78         $0.97

See accompanying notes to consolidated financial statements

                               CB BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                 Unrealized                                    Common Stock      Total
                                                 Losses on                                     Acquired by       Share-
Six Months Ended                    Retained     Securities    Common    Paid in    Treasury   -----------       holders
Sept. 30, 1995                      Earnings     A.F.S         Stock     Capital    Stock      ESOP     RRP      Equity

------------------------------------------------------------------------------------------------------------------------
    (In Thousands)
Balance at April 1, 1995            $11,865         $2          $13      $5,822      $(671)    $(305)   (48)     $16,678

Net income                            1,242                                                                        1,242

Issuance of treasury stock                                                  (16)        32                            16

Purchase of treasury stock                                                            (545)                         (545)

Contribution to fund ESOP                                                                         32                  32

Amortization of RRP contribution                                                                         16           16

Net change in unrealized                            17                                                                17
net depreciation of securities
available-for-sale
------------------------------------------------------------------------------------------------------------------------
Balance at Sept. 30, 1995           $13,107        $19          $13      $5,806    $(1,184)    $(273)  $(32)     $17,456
                                   =====================================================================================

                                                 Unrealized                                    Common Stock      Total
                                                 Losses on                                     Acquired by       Share-
Six Months Ended                    Retained     Securities    Common    Paid in    Treasury   -----------       holders
Sept. 30, 1995                      Earnings     A.F.S         Stock     Capital    Stock      ESOP     RRP      Equity

------------------------------------------------------------------------------------------------------------------------
    (In Thousands)
Balance at April 1, 1996            $14,324        $26          $13      $5,813    $(1,082)    $(241)  $(21)     $18,832

Net income                              965                                                                          965

Issuance of treasury stock                                                   (8)        14                             6

Purchase of treasury stock                                                            (471)                         (471)

Contribution to fund ESOP                                                                         32                  32

Amortization of RRP contribution                                                                          9            9

Net change in unrealized                             7                                                                 7
net depreciation of securities
available-for-sale
------------------------------------------------------------------------------------------------------------------------
Balance at Sept. 30, 1996           $15,289        $33          $13      $5,805    $(1,539)    $(209)  $(12)     $19,380
                                 =======================================================================================

See accompanying notes to consolidated financial statements

                               CB BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         SIX MONTHS ENDED
                                                                                           September 30,

                                                                                 -----------------------------
                                                                                     1996             1995
                                                                                 -----------      -----------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                           $  965           $1,242
 Adjustments to reconcile net income to net cash from operating activities
  Depreciation and amortization                                                           67              126
  Provision for loan losses                                                              411              139
  (Gain) loss on sale of:
    Interest earning assets                                                             (121)               0
  Loans purchased under agreements to resell                                        (518,449)        (359,885)
  Sale of loans purchased under agreements to resell                                 520,059          321,744
  Mortgage loans originated for sale                                                  (7,735)               0
  Proceeds from sales of mortgage loans held for sale                                  6,684                0
  Amortization of RRP contribution                                                         9               16
  Change in accrued interest receivable                                                    7             (355)
  Change in other assets                                                                (922)              (5)
  Change in accrued interest payable and other liabilities                             3,270              311
                                                                                 ------------     ------------
      Net cash from operating activities                                               4,245          (36,667)



CASH FLOWS FROM INVESTING ACTIVITIES
 Principal collected on:
      Mortgage-backed securities held-to-maturity                                      1,134            1,198
      Securities available for sale                                                        2                0
 Purchase of:
      Securities and mortgage backed securities held-to-maturity                      (2,173)          (3,772)
 Proceeds from:
      Maturities of securities held-to-maturity                                          959            3,713
 Purchase of loans                                                                         0           (1,527)
 Net change in loans                                                                   1,950           (2,882)
 Net change in interest-earning deposits in other financial institutions                   0              197
 Investment in limited partnership                                                        23              (25)
 Proceeds from the sale of foreclosed real estate                                          0                3
 Property and equipment purchases                                                       (520)             (28)
                                                                                 ------------     ------------
      Net cash from investing activities                                               1,375           (3,123)

                               CB BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (continued)

                                                                                      SIX MONTHS ENDED
                                                                                        September 30,

                                                                                  ----------------------------
                                                                                      1996             1995
                                                                                  -----------       ----------
                                                                                         (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES

 Net change in deposits                                                               (7,962)           10,563
 Net increase (decrease) in advances from
   borrowers for taxes and insurance                                                    (127)              224
 New borrowings                                                                      862,891           969,274
 Repayments of borrowed funds                                                       (863,997)         (940,319)
 Contribution to fund ESOP                                                                32                32
 Issuance of treasury stock                                                                6                16
 Purchase of treasury stock                                                             (471)             (545)
                                                                                 ------------      ------------
      Net cash from financing activities                                              (9,628)           39,245
                                                                                 ------------      ------------
Net change in cash and cash equivalents                                               (4,008)             (545)
Cash and cash equivalents at beginning of period                                       6,063             3,543
                                                                                 ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $2,055            $2,998
                                                                                 ============      ============
Supplemental disclosures of cash flow information
  Cash paid during the period for
      Interest                                                                        $3,748            $2,701
      Income taxes                                                                     1,114               605
  Noncash investing activities
      Real estate acquired in settlement of loans                                    $   334               $73

See accompanying notes to financial statements

                               CB BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation


         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of CB Bancorp, Inc., ("the Company"), and its wholly owned subsidiary, Community Bank, A Federal Savings Bank ("the Bank"), as of September 30, 1996 and March 31, 1996 and the consolidated statements of income, changes in shareholders' equity and cash flows for the three and six months ended September 30, 1996 and 1995. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three and six months ended September 30, 1996 is not necessarily indicative of the results that may be expected for the full fiscal year. For other accounting policies refer to the financial statements incorporated by reference in the Annual Report or Form 10-KSB for the fiscal year ended March 31, 1996.


Note 2 - Securities


         The amortized cost and fair values of securities at September 30, 1996 are as follows:

                                                                       Gross            Gross
                                                     Amortized      Unrealized       Unrealized        Fair
                                                       Cost            Gains           Losses          Value
                                                     ---------       ---------       ---------       ---------
                                                                           (In thousands)
Available-for-Sale
------------------

     Marketable Equity securities                      $  577              56              (2)            631
                                                  ============================================================

     Held-to-Maturity
     ----------------

U.S. Government and U.S. Government
  agency securities                                    $3,750            $  -           $ (33)         $3,717
Corporate notes                                         2,993               5              (3)          2,995
                                                  ------------    ------------    ------------      ----------
     Total                                             $6,743            $  5           $ (36)         $6,712
                                                  ============================================================

     Other Securities
     ----------------

Stock in Federal Home Loan Bank                        $2,702            $  -           $   -          $2,702
                                                  ============================================================

                               CB BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Note 2 - Securities (continued)


         The amortized cost and fair values of securities at March 31, 1996 are as follows:

                                                                       Gross            Gross
                                                     Amortized      Unrealized       Unrealized        Fair
                                                       Cost            Gains           Losses          Value

                                                     ---------       ---------       ---------       ---------
                                                                         (In thousands)
Available-for-Sale
------------------

Marketable Equity securities                           $  578              44              (1)            621
                                                  ============================================================

     Held-to-Maturity
     ----------------

U.S. Government and U.S. Government
  agency securities                                    $3,000            $  -          $  (30)         $2,970
Corporate notes                                         2,675               5              (6)          2,674
                                                    ----------      ----------      ----------      ----------
     Total                                             $5,675            $  5          $  (36)         $5,644
                                                    ==========================================================

     Other Securities
     ----------------

Stock in Federal Home Loan Bank                        $2,702            $  -          $   -           $2,702
                                                    ==========================================================




         The amortized cost and fair value of debt securities at September 30, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                           Sept. 30, 1996

                                                                      ------------------------
                                                                       Amortized       Fair
                                                                         Cost          Value

                                                                      ----------    ----------
                                                                           (In thousands)
           Due in one year or less .................                     $2,988        $2,987
           Due after one year through five years ...                      3,755         3,725
                                                                      ----------    ----------
                                                                         $6,743        $6,712
                                                                      ========================

                               CB BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Note 2 - Securities (continued)


         There were no sales of securities available-for-sale during the six months ended September 30, 1996.

At September 30, 1996, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, in amounts greater than 10% of shareholders' equity.


Note 3 - Mortgage-Backed and Related Securities


         The carrying value and fair value of mortgage-backed and related securities held-to-maturity as presented on the balance sheets are summarized as follows:

                                                      September 30, 1996

                              -------------------------------------------------------------------
                               Principal     Unamortized     Unearned      Carrying      Fair
                                Balance       Premiums       Discounts       Value      Value
                              -------------------------------------------------------------------
                                                         (In Thousands)
GNMA certificates                $ 3,410      $   7          $    (7)      $ 3,410      $ 3,451
FHLMC certificates                 4,367          1               (5)        4,363        4,376
FNMA certificates                    928          -              (11)          917          932
Collateralized mortgage
 obligations                         514          -               (2)          512          514
                               ------------------------------------------------------------------
     Total                       $ 9,219      $   8           $  (25)      $ 9,202      $ 9,273
                               ==================================================================

                                                      March 31, 1996

                              -------------------------------------------------------------------
                               Principal     Unamortized     Unearned      Carrying      Fair
                                Balance       Premiums       Discounts       Value      Value
                               ------------------------------------------------------------------
                                                         (In Thousands)
GNMA certificates                $ 3,600      $   9          $   (10)      $ 3,599      $ 3,646
FHLMC certificates                 4,892          3               (6)        4,889        4,914
FNMA certificates                    880          -               (8)          872          886
Collateralized mortgage
 obligations                         834          1               (3)          832          836
                               ------------------------------------------------------------------
     Total                       $10,206      $  13           $  (27)      $10,192      $10,282
                               ==================================================================

                               CB BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Note 3 - Mortgage-Backed and Related Securities (continued)


         Gross unrealized gains and losses on mortgage-backed and related securities held-to-maturity are as follows:

                                         Sept. 30, 1996                 March 31, 1996
                                   -----------------------       ------------------------
                                      Gross        Gross            Gross         Gross
                                   Unrealized   Unrealized       Unrealized    Unrealized
                                      Gains       Losses            Gains        losses
                                   ----------   ----------       ----------    ----------
                                                       (In thousands)
GNMA certificates                      $  43       $  (2)             $  54       $  (7)
FHLMC certificates                        41         (28)                72         (47)
FNMA certificates                         16          (1)                14           -
Collateralized mortgage
 obligations                               3          (1)                 4           -
                                   ----------   ----------       ----------    ----------
  Total                                $ 103       $ (32)            $  144       $ (54)
                                   =========================   ==========================

         The Company did not sell any mortgage-backed and related securities held-to-maturity during the six months ended September 30, 1996 and during the six months ended September 30, 1995.


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


Note 5 - Loans Purchased Under Agreements to Resell


         The Company purchases residential mortgage loans from various mortgage companies prior to sale of these loans by the mortgage companies in the secondary market. The Company purchases such loans from mortgage companies at par, net of certain fees, and later sells them back to the mortgage companies at the same amount and without recourse provisions. The Company records interest income on the loans during the funding period and the Company records fee income (recorded as noninterest income) received from the mortgage company for each loan when resold. Purchase money and refinance mortgage loans are generally held no more than 90 days by the Company and typically are resold within 30 days. Construction loan mortgages purchased, are held for the duration of the construction period which is typically six months or longer. With regard to the interim construction loans in the pipeline, the Company recognizes that there may be credit risk due to possible change in the borrower's financial condition during the interim construction period. The Company had

                               CB BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Note 5 - Loans Purchased Under Agreements to Resell (continued)


approximately $30.0 million of interim construction loans in the pipeline at September 30, 1996 as compared to $29.4 million at March 31, 1996.


NOTE 6 - Earnings Per Common Share


         Earnings per common and common equivalent share were computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding. Employee and Director stock options are considered common stock equivalents. The weighted-average number of shares outstanding for the calculation of earnings per common and common stock equivalent share for the three months ended September 30, 1996 and 1995 was 1,244,474 and 1,267,070, respectively. The weighted-average number of shares outstanding for the calculation of fully-diluted earnings per common and common stock equivalent share for the three months ended September 30, 1996 and 1995 was 1,238,150 and 1,268,784, respectively.

         The weighted-average number of shares outstanding for the calculation of earnings per common and common stock equivalent share for the six months ended September 30, 1996 and 1995 was 1,243,314 and 1,271,274, respectively. The weighted-average number of shares outstanding for the calculation of fully-diluted earnings per common and common stock equivalent share for the three months ended September 30, 1996 and 1995 was 1,238,150 and 1,275,398, respectively.


Note 7 - Commitments and Contingencies


         The Company is a party to financial instruments with off balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans, standby letters of credit and unused lines of credit. The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to make loans, standby letters of credit and unused lines of credit, is represented by the contractual amount of those instruments. The Company follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At September 30, 1996, and March 31, 1996, the Company had commitments to make loans totaling $292,000 and $137,000 respectively and standby letters of credit and unused lines of credit totaling $6.6 million and $5.4 million, respectively. In addition, the Company's undisbursed portion of construction loans in the repurchase program totaled $13.4 million at September 30, 1996 and $12.4 million at March 31, 1996. Outstanding commitments to make loans at September 30, 1996 consisted of five single family mortgage loans, consisting of two adjustable rate loans totalling $99,000 and three fixed rate loans totalling $193,000. Since commitments to make loans and to fund lines and letters of credit may expire

                               CB BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Note 7 - Commitments and Contingencies (continued)


without being used, the amounts do not necessarily represent future cash commitments.


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

The Bank is the lead lender in the debt financing arrangement and has guaranteed through letters of credit $1,550,000 of the debt financing, which represents the Bank's share of the mortgage loan. The remaining portion of the debt financing is guaranteed by participating lenders through letters of credit in amounts proportional to their loan amounts. The Bank and other lending institutions have as their security a first mortgage lien and assignment of rents and leases on the apartment complex. As of September 30, 1996, Community Financial has invested $1,656,000 in the limited partnership. Community Financial contributed $188,000 in cash to the partnership while the remaining $1,468,000 was funded by short-term tax-exempt notes backed by a letter of credit issued by the Bank. Terms of the partnership agreement allocate 99% of the eligible tax credits to the limited partner. For the year ended March 31, 1996, the limited partner received $70,000 in tax credits, which were the first tax credits received from the limited partner.


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

                               CB BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Note 9 - Allowance for Loan Losses (continued)


Activity in the allowance for loan losses was as follows for the six months ended September 30 (In Thousands).

                                                      1996            1995
                                                   --------        --------
                  Balance at March 31               $1,347          $  672

                  Provision for loan losses            411             139
                  Charged-off loans                    (9)             (3)
                  Recoveries                           117             -
                                                   --------        --------
                  Balance at Sept. 30               $1,866          $  808
                                                 ==========      ==========

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


Mortgage Loan Reverse Repurchase Program

         In fiscal 1991, the Company instituted the Mortgage Loan Reverse Repurchase Program (the "Program"). There are currently seventy-nine active participants in the Program. The Mortgage Loan Reverse Repurchase Program is carried out pursuant to agreements with each participant which provide for the purchase at par (less certain fees paid to the participant by the borrower) of whole mortgage loans by the Company, at its option, and the subsequent resale of such loans to the Participant (for transfer to an end investor). Purchase money and refinance mortgage loans are generally held no more than 90 days by the Company and typically are resold within 30 days. Construction loan mortgages acquired via the Program, are held for the duration of the construction loan period, typically for six months or longer. At September 30, 1996, construction loan balances totaled $30.0 million and accounted for 38.2% of the Company's total outstanding investment in the Program. The Company records interest income on the loans based on a rate of interest tied to the prime rate (as established from time to time by a major Chicago-based financial institution) during the funding period, and not the rates on individual loans, plus a fee (recorded as noninterest income) collected from the Participant for each loan when that loan is resold. It is the Company's policy to purchase under the Program only those loans that comply with accepted secondary market underwriting standards. The Company's Mortgage Loan Reverse Repurchase Program has been and is a key contributor to the Company's efforts to maintain a strong net interest margin. Management is aware that a decline in Program activity would negatively impact the Company's profitability.


Financial Condition

         Total assets decreased $5.4 million or 2.6%, to $200.0 million at September 30, 1996 from $205.4 million at March 31, 1996. The decrease is primarily attributable to a $4.0 million or 66.1% de-crease in cash and cash equivalents related to the cash flow needs of the Program, a $2.0 million decrease in the loans receivable portfolio resulting from management's decision to sell a majority of the Company's single family loan production and a $1.6 million decrease in loans purchased under agreements to resell under the Program. Since its inception, the Program has caused the level of the Company's assets and liabilities and capital ratios to significantly fluctuate between periods. Management attributes this decrease to higher mortgage interest rates which have resulted in a decrease in home mortgage originations. Over this same time period, mortgage loans held for sale increased $1.1 million or 204.9%; FHLB Stock and securities increased $1.1 million or 12.0%; other assets increased $0.9 million or 30.0% primarily attributable to changes in the Company's income tax obligations and mortgage-backed and related securities decreased $1.0 million or 9.7%.

Total borrowed funds decreased $1.1 million or 2.5%, to $44.0 million at September 30, 1996 from $45.1 million at March 31, 1996. This decrease is attributable to the decreased funding needs of the Program. Borrowed funds outstanding at September 30, 1996 consist of $37 million in advances outstanding with the Federal Home Loan Bank of Indianapolis, of which $35 million have maturities of one year or less, and federal funds purchased of $7.0 million.

Deposits decreased $8.0 million or 5.8%, to $129.1 million at September 30, 1996, from $137.0 million at March 31, 1996. The decrease in deposits is also primarily attributable to the decreased funding needs of the Program.

The primary objective of the Company's $19.2 million securities portfolio is to contribute to profitability by providing a stable cash flow of dependable earnings. The investment portfolio consists of U.S. Treasury and Agency securities, short-term investment grade corporate notes and Federal Home Loan Bank Stock. The Company also has investments in both variable and fixed rate U.S. Government Agency mortgage-backed securities and collateralized mortgage obligations. The Company's portfolio of securities contains no securities classified by the Federal Banking Regulators as "High Risk Derivative Securities".


Risk Elements

Non-performing Assets: Non-performing assets totaled $3.4 million at September 30, 1996, a increase of $406,000 from March 31, 1996. Loan loss reserves at September 30, 1996 totaled $1.9 million or 54.8% of total nonperforming assets and increased $519,000 from March 31, 1996.

At September 30, 1996, impaired assets included $1.6 million in principal due the Company on four pools of small business equipment leases that the Company acquired through contractual relationships entered into with Bennett Funding Group, Inc. and its affiliate Aloha Capital Corporation (f.k.a. Bennett Leasing Corporation). Bennett Funding Group, Inc. sought Chapter 11 Bankruptcy protection on March 29, 1996. Several weeks later, Aloha Capital Corporation was placed into involuntary bankruptcy at the request of the court appointed Bankruptcy Trustee for

Bennett Funding Group, Inc., who is now also the Bankruptcy Trustee for Aloha Capital Corporation. Per the terms of the contractual arrangements Bennett Funding Group, Inc. acts as the servicing agent for the Company on the pool of leases purchased from that entity, wherein, at September 30, 1996, $396,000 of principal remained to be remitted to the Company over the course of the remaining scheduled lease payments due from individual lessees. Similarly, at September 30, 1996, $1.2 million of principal remained to be remitted to the Company on three pools of leases purchased from and serviced by Aloha Capital Corporation. Payment due the Company on the four pools of leases were current at the time the respective servicing companies were placed in bankruptcy. The Bankruptcy Trustee is monitoring the lease payment billing and collection activities of the servicing companies and is segregating the payments received from the individual lessees but has not yet allowed the resumption of the payment stream due the Company. Management can make no assurances as to the outcome of this matter.

Also included in impaired loans are three single family first mortgage loans totaling $865,000. Two of theses loans are construction loans, one of which is currently in foreclosure and the Company has received a signed offer to purchase the property for an amount above it's carrying value. The Company is in the process of initiating foreclosure proceedings on the second construction loan. The remaining loan, which is located in the Chicago area, totals $418,000. The Company has initiated foreclosure proceedings on this property as a result of the borrowers failure to keep the property taxes current. Based upon a 1993 appraised value of the property, this loan currently has a 71% loan to value ratio.

                                           Schedule of Non-performing Asset

                                                         Sept. 30,      March 31,      Sept. 30,
                                                              1996           1996           1995

                                                            ------         ------         ------
                                                    (In Thousands)
                  Accruing mortgage loans
                    delinquent more than 90 days            $   -          $   -          $   -
                  Accruing consumer and other
                    loans delinquent more than
                    90 days                                      3              4              4
                  Non-accruing mortgage loans
                    delinquent more than 90 days               260            523            357
                  Non-accruing consumer and
                    other loans delinquent more
                    than 90 days                                -              -              -
                                                        -----------    -----------   -----------
                  Total loans delinquent more
                    than 90 days                               263            527            361
                  Restructured loans                           296            306            314
                  Impaired Loans                             2,510          2,164             -
                                                        -----------    -----------    -----------
                  Total non-performing loans                 3,069          2,997            675
                  Total real estate owned,
                    net of related reserves                    334             -              64
                                                        -----------    -----------   -----------
                  Total non-performing assets             $  3,403       $  2,997          $ 739
                                                        ===========    ===========   ===========
                  Total non-performing assets
                    to total loans                            2.04%         1.74%          0.82%
                  Total non-performing assets
                    to total assets                           1.70          1.46           0.40
                  Total loan loss allowances
                    to non-performing assets                 54.83         44.91         109.20

Interest Rate Sensitivity

The Company's primary strategy for controlling interest rate risk exposure, is to maintain a high level of the Company's asset portfolios in interest rate sensitive assets. Management has accomplished this objective through its investment in the Loan Reverse Repurchase Program. Under the Program, the Company purchases single family mortgage loans from select mortgage banking firms on a short-term basis under agreements to resell and earns an adjustable prime based return during the holding period. The Program has complemented the Company's portfolio of adjustable rate loans held for investment which account for approximately 40% of the loans receivable portfolio. In addition, the Company has sought to lengthen the maturity of its interest-bearing liabilities by emphasizing longer term certificates of deposit. The Company also has the ability to obtain long-term advances from the Federal Home Loan Bank of Indianapolis if such borrowings appear favorable under a particular interest rate environment.

Management regularly measures the Bank's interest rate risk by monitoring the Company's interest rate risk ("IRR") measures produced by the Office of Thrift Supervision from the Bank's quarterly thrift financial reports. In 1990, the regulators adopted the interest-rate sensitivity approach as one measure of interest-rate risk. This approach measures the projected changes in net portfolio value ("NPV") that would result if interest rates were to increase by 100, 200, 300 and 400 basis points, or if interest rates were to decline by 100, 200, 300 and 400 basis points. Net portfolio value is defined by the market value of assets less the market value of liabilities. According to the "Interest Rate Risk Report," prepared by the Office of Thrift Supervision as of June 30, 1996 (most recent available), after an adverse rate shock of +200 basis points, the Bank's NPV of $23.0 million was projected to decline $2.8 million or 12.0%, to $20.2 million. According to the OTS report, 60% of Thrifts nationwide would have experienced a decline of 14.8% or less. Presented below, as of June 30, 1996, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and substantial parallel shifts of 100 basis points in market interest rates.

                           Interest Rate Sensitivity of Net Portfolio Value (NPV)

                                             Net Portfolio Value
                                             -------------------

                           Change
                           in rates           $  Amount       $  Change     %  CHANGE
                           --------           ---------       ---------     ---------
                           +400 bp             19,335          -3,498          -15%
                           +300 bp             20,396          -2,437          -11%
                           +200 bp             21,394          -1,439          - 6%
                           +100 bp             22,269          -  564          - 2%
                              0 bp             22,833
                           -100 bp             22,868              35            0%
                           -200 bp             22,382          -  451          - 2%
                           -300 bp             22,090          -  743          - 3%
                           -400 bp             22,294          -  593          - 2%

COMPARISON OF OPERATING RESULTS

Three Months Ended September 30 1996, Compared to Three Months
--------------------------------------------------------------
Ended September 30, 1995
------------------------

GENERAL: The Company reported net income of $258,000 for the three month period ended September 30, 1996 which represents a 65.0% decrease over the comparable three-month period in 1995 in which the Company reported net income of $738,000. The decrease in net income is primarily attributable to a non-recurring pre-tax charge of $723,000 resulting from legislation signed into law on September 30, 1996 to recapitalize the Federal Deposit Insurance Corporation's (FDIC) Savings Association Insurance Fund (SAIF). This one time, special assessment reduced second quarter after tax earnings by $437,000 or $0.36 per share. Earnings were also negatively impacted by an increase in loan loss provisions.

INTEREST INCOME: Interest income increased $317,000 million or 8.7%, from $3.7 million at September 30, 1995, to $4.0 million at September 30, 1996. The increase in interest income is primarily attributable to an increase in the Company's outstandings in the Mortgage Loan Reverse Repurchase Program. The Company's average outstanding investment in the Program increased $14.7 million or 23.8%, from $61.8 million for the three months ended September 30, 1995 to $76.5 million for the three months ended September 30, 1996. Over this same time period, interest income on loans purchased under agreements to resell increased $332,000 or 23.0%. The increase in outstandings in the Program is attributable to an increase in mortgage refinancings and home mortgage originations as a result of a decline in mortgage interest rates. The increase in activity is also attributable to an increase in the number of mortgage companies participating in the Program.

INTEREST EXPENSE: Interest expense increased $145,000 or 8.0%, from $1.8 million for the three months September 30, 1995, to $2.0 million for the three months September 30, 1996. The increase is primarily attributable to a $77,000 or 14.7% increase in interest on borrowings and a $68,000 or 5.3% increase in interest on deposits resulting from the increased funding needs of the Program.

NET INTEREST INCOME: Net interest income before the provision for loan losses increased by $172,000 or 9.3% from $1.8 million for the three months ended September 30, 1995, to $2.0 million for the three months ended September 30, 1996. This increase in net interest income over the prior year's quarter is primarily attributable to management's efforts to profitably grow the Loan Reverse Repurchase Program.

PROVISION FOR LOAN LOSSES: The provision for loan losses increased $230,000 or 328.6%, from $70,000 for the three months ended September 30, 1995, to $300,000 for the three months ended September 30, 1996. The increase in the provision reflects an increase in the Company's level of nonperforming assets and increased activity in construction lending, commercial lending and consumer lending. The Company will continue to monitor its allowance for loan losses and make future loan loss provisions in consideration of the amount and types of loans in its portfolio and as economic conditions dictate.

NONINTEREST INCOME: Noninterest income increased $152,000 or 53.7% to $435,000 for the three months ended September 30, 1996, from $283,000 for the three months ended September 30, 1995. This increase was primarily attributable to a $70,000 or 76.1% increase in fees related to the repurchase program, and to $77,000 in gains realized from the sale of single family mortgage loans.


NONINTEREST EXPENSE: Noninterest expense increased $975,000 or 113.8% to $1.8 million for the three months ended September 30, 1996, from $857,000 for the same time period in the prior year. The increase in noninterest expenses is primarily attributable to a $738,000 increase in deposit insurance premiums resulting from the one time assessment cited above, and increased personnel and occupancy expenses related to the Company's newly established Mortgage Banking Division.


INCOME TAX EXPENSE: Income tax expense decreased $401,000 or 86.8%, from $462,000 for the three months ended September 30, 1995, to $61,000 for the three months ended September 30, 1996. This decrease is primarily attributable to a decrease in earnings.


Six Months Ended September 30 1996, Compared to Six Months Ended
----------------------------------------------------------------
September 30, 1995
------------------

GENERAL: The Company reported net income of $965,000 for the six month period ended September 30, 1996 which represents a 22.3% decrease over the comparable six-month period in 1995 in which the Company reported net income of $1.2 million. The decrease in net income is primarily attributable to a non-recurring pre-tax charge of $723,000 resulting from legislation signed into law on September 30, 1996 to recapitalize the Federal Deposit Insurance Corporation's
(FDIC) Savings Association Insurance Fund (SAIF). This one time, special assessment reduced second quarter after tax earnings by $437,000 or $0.36 per share. Earnings were also negatively impacted by an increase in loan loss provisions.

INTEREST INCOME: Interest income increased $1.4 million or 20.8%, from $6.5 million at September 30, 1995, to $7.9 million at September 30, 1996. The increase in interest income is primarily attributable to an increase in the Company's outstandings in the Mortgage Loan Reverse Repurchase Program. The Company's average outstanding investment in the Program increased $29.9. million or 63.4%, from $47.1 million for the six months ended September 30, 1995 to $77.0 million for the six months ended September 30, 1996. Over this same time period, interest income on loans purchased under agreements to resell increased $1.4 million or 61.4%. The increase in outstandings in the Program is attributable to an increase in mortgage refinancings and home mortgage originations as a result of a decline in mortgage interest rates. The increase in activity is also attributable to an increase in the number of mortgage companies participating in the Program.

INTEREST EXPENSE: Interest expense increased $720,000 or 22.6%, from $3.2
----------------
million for the six months September 30, 1995, to $3.9 million for the six months September 30, 1996. The increase is primarily attributable to a $420,000 or 51.8% increase in interest on borrowings and a $300,000 or 12.6% increase in interest on deposits resulting from the increased funding needs of the Program.

NET INTEREST INCOME: Net interest income before the provision for loan losses
-------------------
increased by $645,000 or 19.1% from $3.4 million for the six months ended September 30, 1995, to $4.0 million for the six months ended September 30, 1996. This increase in net interest income over the prior year's period is primarily attributable to management's efforts to profitably grow the Loan Reverse Repurchase Program.

PROVISION FOR LOAN LOSSES: The provision for loan losses increased $272,000 or
-------------------------
195.7%, from $139,000 for the six months ended September 30, 1995, to $411,000 for the six months ended September 30, 1996. The increase in the provision reflects an increase in the Company's level of nonperforming assets and increased activity in construction lending, commercial lending and consumer lending. The Company will continue to monitor its allowance for loan losses and make future loan loss provisions in consideration of the amount and types of loans in its portfolio and as economic conditions dictate.

NONINTEREST INCOME: Noninterest income increased $296,000 or 56.9% to $816,000
------------------
for the six months ended September 30, 1996, from $520,000 for the six months ended September 30, 1995. This increase was primarily attributable to a $170,000 or 123.2% increase in fees related to the repurchase program, and to $121,000 in gains realized from the sale of single family mortgage loans.

NONINTEREST EXPENSE: Noninterest expense increased $1.2 million or 71.3% to $3.0
-------------------
million for the six months ended September 30, 1996, from $1.8 million for the same time period in the prior year. The increase in noninterest expenses is primarily attributable to a $743,000 increase in deposit insurance premiums resulting from the one time assessment cited above, and increased personnel and occupancy expenses related to the Company's newly established Mortgage Banking Division.

INCOME TAX EXPENSE: Income tax expense decreased $300,000 or 38.8%, from
------------------
$774,000 for the six months ended September 30, 1995, to $474,000 for the six months ended September 30, 1996. This decrease is primarily attributable to a decrease in earnings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   The Bank is required under applicable federal regulations to maintain a liquidity ratio at certain specified levels which are subject to change. Currently, a minimum of 5.0% of the combined total of deposits and short term borrowings must be maintained in the form of liquid assets. At September 30, 1996 liquidity as measured for regulatory purposes was 6.3% as compared to a ratio of 7.7% at March 31, 1996.

Management structures the liquid asset portfolio and borrowing capacity of the Company to meet the cash flow needs of operating, investing and financing activities. The Company's net liquid assets are cash and cash equivalents, which include investments in highly liquid investments. At September 30, 1996 cash and cash equivalents totaled $2.1 million. In addition, the Company maintains a $5.0 million line of credit with the FHLB of Indianapolis to meet short term liquidity needs.

Cash flows from operating activities consisted primarily of net income and activity under the Program. Cash flows provided by/(for) operating activities were $4.2 million and ($36.7) million for the six months ended September 30, 1996 and 1995, respectively. The Company's primary investing activities have been the purchase and monitoring of securities and mortgage-backed securities and the purchase, origination and repayment of loans. Net Cash flows provided for investing activities were $1.4 million and ($3.1) million for the six months ended September 30, 1996 and 1995, respectively. Cash flows from financing activities consisted of deposit activity, new borrowings and the repayment of borrowings. Net cash flow provided by/(for) financing activities were ($9.6) million and $39.2 million for the six months ended September 30, 1996 and 1995.

Shareholders' equity at September 30, 1996 was $19.4 million, an increase of $548,000 or 2.9% over March 31, 1996, which represents net income for the six months ended September 30, 1996, adjustments for the Company's ESOP and management recognition and retention plans, the purchase and issuance of treasury stock and change in unrealized net appreciation on securities available-for-sale.

The Bank is subject to three capital standards pursuant to regulations of the Office of Thrift Supervision: a 1.5% tangible capital standard, a 3% leverage (core and capital) ratio and an 8% risk based capital standard. Under these capital requirements, at September 30, 1996, the Bank had:

- tangible capital of $17.0 million or 8.5% of total assets thereby exceeding the 1.5% requirement ($3.0 million) by $14.0 million.
- core capital (tangible capital plus certain intangible assets) of $17.0 million or 8.5% of total assets thereby exceeding the 3.0% requirement ($6.0 million) by $11.0 million.
- risk-based capital (core capital plus allowance for loan losses) of $18.5 million or 14.6% of risk-based assets thereby exceeding the 8.0% requirement ($10.1 million) by $8.4 million.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

Several new accounting standards have been issued by the Financial Accounting Standards Board that will apply in 1996. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of long-lived assets and for assets to be disposed of", requires a review of long term assets for impairment of recorded value and resulting write-downs if value is impaired. SFAS No. 122, "Accounting for mortgage servicing rights", requires the recognition of an asset when servicing rights are retained on in-house originated loans that are sold. Statement of Financial Accounting Standards No. 123, "Accounting for stock-based compensation", encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. If the fair value accounting encouraged is not adopted, entities must disclose the pro forma effect on net income and on earnings per share had the accounting been adopted. SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122, and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increased obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring, after December 31, 1996, and early or retroactive application is not permitted. These statements are not expected to have a material effect on the Company's financial position or results of operations.

LEGISLATIVE MATTERS
-------------------

RECENT DEVELOPMENTS
-------------------

         On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996(the "Funds Act") which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as March 31, 1995 payable November 27, 1996. The special assessment was recognized as an expense in the third quarter of 1996 and is tax deductible. The Bank took a charge of $723,000 as a result of the FDIC special assessment.

         The Funds Act also spreads the obligations for payment of the Financing Corporation("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

         As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997; a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

AVERAGE BALANCE SHEETS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
1996 AND 1995.

         The following table sets forth certain information relating to the consolidated statements of financial condition and reflects the yield on average assets and the average cost of liabilities for the periods indicated. The yields and costs include amortization of fees, discounts, and premiums which are considered adjustments to yield.

                                                                      Average Balance Sheets
                                                                          Yield Analysis

                                               Three Months Ended Sept. 30,              Three Months Ended Sept. 30,
                                                  ----------------------                    ---------------------
                                                           1996                                      1995
                                                  ----------------------                    ---------------------
                                                                         Average                                 Average
                                               Average                    Yield/        Average                   Yield/
                                            Balance(a)      Interest       Cost      Balance(a)     Interest       Cost
Interest-earning assets:
  Loans, net                                  $166,845        $3,664      8.78%       $150,755       $3,322       8.81%
  Mortgage-backed securities                     9,507           158      6.65%         10,685          176       6.59%
  Interest earning deposits and
    federal funds sold                             323             4      4.95%          1,005           18       7.16%
  Securities                                     9,276           150      6.47%          8,477          144       6.79%
                                                 -----         -----      -----          -----        -----       -----
    Total interest-earning assets              185,951         3,977      8.55%        170,922        3,660       8.57%
Noninterest-earning assets (b)                  11,618         -----      -----          9,808        -----       -----
                                                 -----                                   -----
    Total assets                              $197,569                                $180,730
                                      ================                         ===============

Interest-bearing liabilities:
  Deposits                                    $123,098       $ 1,359      4.42%       $115,619       $1,291       4.47%
  Borrowed Funds                                42,009           602      5.73%         33,629          525       6.24%
                                                 -----         -----      -----          -----        -----       -----
    Total interest-bearing liabilities         165,107         1,961      4.72%        149,248        1,816       4.87%
Noninterest-bearing liabilities (c)             13,055         -----      -----         14,224        -----       -----
                                                 -----                                   -----
    Total liabilities                          178,162                                 163,472
Stockholders' equity                            19,407                                  17,258
                                                 -----                                   -----
    Total liabilities and equity              $197,569                                $180,730
                                      ================                         ===============
Net interest income/ Net rate spread                          $2,016      3.83%                      $1,844       3.70%
                                                         ======================                  ======================
Net interest-earning assets/ net
  interest rate margin                         $20,844                    4.34%        $21,674                    4.32%
                                      ================           =============================          ===============
Ratio of average interest-earning assets
  to average interest-bearing liabilities       1.13 X                                 1.15 X

(a) Average balances, which are stated in thousands, are derived from average daily balances.

(b) Includes average investment in life insurance policies of $2,247,000 and $2,181,000 for the three months ended September 30, 1996 and September 30, 1995, respectively. The Company realized non-interest income of $28,000 and $39,000 on it's outstanding investment in these policies over the same respective time periods.

(c)  Includes non-interest bearing deposit accounts.

AVERAGE BALANCE SHEETS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

     The following table sets forth certain information relating to the consolidated statements of financial condition and reflects the yield on average assets and the average cost of liabilities for the periods indicated. The yields and costs include amortization of fees, discounts, and premiums which are considered adjustments to yield.

                                                                      Average Balance Sheets
                                                                          Yield Analysis

                                                  Six Months Ended Sept 30,               Six Months Ended Sept 30,
                                                    --------------------                    -------------------
                                                           1996                                     1995
                                                    --------------------                    -------------------
                                                                         Average                                 Average
                                               Average                    Yield/        Average                   Yield/
                                            Balance(a)      Interest       Cost      Balance(a)     Interest       Cost
Interest-earning assets:
  Loans, net                                  $167,542        $7,318      8.74%       $135,048       $5,896       8.73%
  Mortgage-backed securities                     9,737           325      6.68%         10,894          360       6.61%
  Interest earning deposits and
    federal funds sold                             402            10      4.98%          1,083           38       7.02%
  Securities                                     9,040           286      6.33%          8,408          280       6.66%
                                                 -----         -----      -----          -----        -----       -----
    Total interest-earning assets              186,721         7,939      8.50%        155,433        6,574       8.46%
Noninterest-earning assets (b)                  11,814         -----      -----         10,201        -----       -----
                                                 -----                                   -----
    Total assets                              $198,535                                $165,634
                                      ================                         ===============

Interest-bearing liabilities:
  Deposits                                    $122,760       $ 2,680      4.37%       $110,474       $2,380       4.31%
  Borrowed Funds                                43,527         1,231      5.66%         27,110          811       5.98%
                                                 -----         -----      -----          -----        -----       -----
    Total interest-bearing liabilities         166,287         3,911      4.70%        137,584        3,191       4.64%
Noninterest-bearing liabilities (c)             13,074         -----      -----         11,023        -----       -----
                                                 -----                                   -----
    Total liabilities                          179,361                                 148,607
Stockholders' equity                            19,174                                  17,027
                                                 -----                                   -----
    Total liabilities and equity              $198,535                                $165,634
                                      ================                          ==============
Net interest income/ Net rate spread                          $4,028      3.80%                      $3,383       3.82%
                                                         ======================                  ======================
Net interest-earning assets/ net
  interest rate margin                         $20,434                    4.31%        $17,849                    4.35%
                                      ================           ============== ==============          ===============
Ratio of average interest-earning assets
  to average interest-bearing liabilities       1.12 X                                  1.13 X

(a) Average balances, which are stated in thousands, are derived from average daily balances.
(b) Includes average investment in life insurance policies of $2,242,000 and $2,172,000 for the six months ended September 30, 1996 and September 30, 1995, respectively. The Company realized non-interest income of $53,000 and $57,000 on its outstanding investment in these policies over the same respective time periods.
(c)  Includes non-interest bearing deposit accounts.

PART II  OTHER INFORMATION
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

          None

Item 3.  Defaults upon Senior Securities.

          None

Item 4.  Submission of Matters to a vote of Security Holders.

The annual meeting of CB Bancorp, Inc., was held on July 24, 1996. Provided below is a list of those items voted on at the meeting including the votes cast for, against, withheld, and abstained for each item. Total shares voted were 1,120,740.

Resolution #1 - Election of Directors

The following Directors were re-elected at the meeting.

                                         BROKER
                             FOR         NON VOTES        WITHHELD
                          ---------      ---------        --------
Joseph F. Heffernan       1,114,860          -              5,880
James J. Broad            1,115,060          -              5,680
Robert V. Ott             1,113,940          -              6,800

The following directors continued to serve in office after the meeting.

        NAME                            TERM OF OFFICE
------------------------                --------------
Ken O. Fryar                                 1997
J. Patrick Smith                             1997
Marvin Kominiarek, Jr.                       1998
Jon R. Bausback                              1998
Joseph F. Heffernan                          1999
James J. Broad                               1999
Robert V. Ott                                1999

Resolution #2 - Approval of an ammendment to the Company's certificate of incorporation increasing the number of authorized shares of common stock from 1,500,000 to 3,000,000.

                                     BROKER
          FOR          AGAINST       NONVOTES       ABSTAIN
          ---          -------       --------       -------
     1,075,757         39,030           -             5,953

Resolution #3 - The ratification of Crowe Chizek and Company as
Independent Auditors of CB Bancorp, Inc. for the Fiscal Year
Ending March 31, 1997.

                                      BROKER
          FOR          AGAINST       NONVOTES       ABSTAIN
          ---          -------       --------       -------
     1,110,010          1,630           -             9,100

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a).  Exhibits

                3.1  Certificate of Incorporation of CB Bancorp, Inc.*

                3.2  Bylaws of CB Bancorp, Inc.*

                27   Financial Data Schedule (filed herewith)

                *Incorporated by reference to Registration Statement of Form S-1, as amended, filed on September 11, 1992, registration Number 33-51882.

          (b).  Reports on Form 8-K

                None

                               CB BANCORP, INC.



                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CB Bancorp, Inc.


Dated:                                By:  /s/ Joseph F. Heffernan
      -------------                       -----------------------------
                                          Joseph F. Heffernan
                                          President and Chief Executive
                                          Officer



Dated:                                By:  /s/ George L. Koehm
      -------------                       -----------------------------
                                          George L. Koehm
                                          Vice President and Chief
                                          Financial Officer

                               CB BANCORP, INC.



                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CB Bancorp, Inc.


Dated:                              By:
      --------------                   -------------------------------
                                       Joseph F. Heffernan
                                       President and Chief Executive
                                       Officer


Dated:                              By:
      --------------                   -------------------------------
                                       George L. Koehm
                                       Vice President and Chief
                                       Financial Officer