Form 10QSB
period 1996-12-31
CB BANCORP INC
filed 1997-02-14
CIK 891525

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ---------------------------------------



(Mark one)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 1996, or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                 to

                        Commission file number: 0-20742

                                CB BANCORP, INC

         Delaware                                              35-1866127
--------------------------------                            ----------------
  (State or other jurisdiction                              (I.R.S. Employee
of incorporation or organization)                            Identification
                                                                 Number)
126 E Fourth Street
-------------------
Michigan City, Indiana          46360
----------------------        ----------
(Address of principal         (Zip code)
executive office)

Registrant's telephone number, including area code: (219) 873-2800
                                                    --------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         (1) Yes  X  .    No     .
                                -----       -----

                         (2) Yes  X  .    No     .
                                -----       -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding for the issuer's classes of common stock as of the latest practicable date.



       Common Stock                        1,162,279 Shares
       ------------                        ----------------
         (Class)                             (Outstanding)

                                CB BANCORP, INC.
                                  FORM 10-QSB
                                     INDEX


PART I.           FINANCIAL INFORMATION                                  PAGE
-------           ---------------------                                  ----
Item 1.           Financial Statements

                  Consolidated Balance Sheets,                              1
                  December 31, 1996 and March 31, 1996

                  Consolidated Statements of Income,                        2
                  Three and Nine Months Ended
                  December 31, 1996 and 1995

                  Consolidated Statements of Changes in Share-              3
                  holders' Equity, Nine Months Ended
                  December 31, 1996 and 1995

                  Consolidated Statements of Cash Flows,                  4-5
                  Nine Months Ended December 31, 1996
                  and 1995

                  Notes to Financial Statements                          6-13

Item 2.           Management's Discussion and Analysis of               14-25
                  Financial Condition and Results of Operations.


PART II.          OTHER INFORMATION
--------          -----------------
Item 1            Legal Proceedings                                        26

Item 2-5          N/A                                                      26

Item 6            Exhibits and Reports on Form 8-K                         26

Signature Page                                                             27

                                CB BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                          Dec. 31,        March 31,
                                                                            1996             1996
                                                                        -----------      -----------
                                                                               (In thousands)
ASSETS:
Cash and due from financial institutions                                   $  4,088         $  4,755
Interest-earning deposits - Short Term                                        2,226            1,308
                                                                        -----------      -----------
Cash and cash equivalents                                                     6,314            6,063

Securities available-for-sale (reported  at fair value (Note 2)                 648              621
Securities held-to-maturity (fair value: Dec. 31, 1996 -                      5,939            5,675
  $5,916; March 31, 1996 - $5,644) (Note 2)
Other Securities - Federal Home Loan Bank Stock (Note 2)                      2,752            2,702
Mortgage-backed and related securities held-to-maturity (fair value:
  Dec. 31, 1996 - $9,348; March 31, 1996 - $10,282) (Note 3)                  9,239           10,192
Loans
   Loans purchased under agreements to resell (Note 5)                      101,511           80,031
   Loans receivable                                                          90,442           92,616
   Less: Allowance for possible loan losses                                  (2,309)          (1,346)
                                                                        -----------      -----------
                                                                            189,644          171,301
Mortgage loans held for sale                                                  2,099              513
Accrued interest receivable                                                   1,268            1,183
Premises and equipment, net                                                   2,870            2,387
Investment in limited partnership (Note 8)                                    1,633            1,679
Other assets                                                                  4,147            3,069
                                                                        -----------      -----------
  Total assets                                                             $226,553         $205,385
                                                                        ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities
Deposits                                                                   $150,803         $137,047
Borrowed funds                                                               53,000           45,124
Advance payment by borrowers for taxes and insurance                            580            1,214
Obligation relative to limited partnership (Note 8)                           1,468            1,450
Accrued expenses and other liabilities                                          694            1,718
                                                                       ------------     ------------
  Total liabilities                                                         206,545          186,553

Commitments and contingencies (Note 7)
Shareholders' equity
Serial preferred stock, no par value, 500,000
  shares authorized; none outstanding
Common Stock: $.01 Par Value, 3,000,000 shares
  authorized, 1,284,238 Shares Issued                                            13               13
Additional Paid-in capital                                                    5,803            5,813
Retained earnings, substantially restricted                                  15,890           14,324
Less Treasury Stock: (Shares at cost: Dec. 31, 1996 - 121,959;               (1,543)          (1,082)
  March 31, 1996 - 96,012)
Net unrealized net appreciation on securities available-for-sale                 46               26
Less common stock acquired by employee stock ownership plan                    (193)            (241)
Less common stock acquired by recognition and retention plan                     (8)             (21)
                                                                        -----------      -----------
  Total shareholders' equity                                                 20,008           18,832
                                                                        -----------      -----------
  Total liabilities and shareholders' equity                               $226,553         $205,385
                                                                        ===========      ===========

See accompanying notes to consolidated financial statements

                                CB BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              December 31,                       December 31,
                                                          1996           1995                1996          1995
                                                       -----------   -----------          -----------   -----------
                                                                  (In thousands-except per share data)
Interest income:
  Loans receivable                                          $1,840        $1,931               $5,602        $5,623
  Loans purchased under agreements to resell                 1,931         1,576                5,487         3,780
  Securities available-for-sale                                  8            54                   23           161
  Securities held-to-maturity                                  153            86                  424           259
  Mortgage-backed securities held-to-maturity                  159           164                  484           524
  Other interest-earning deposits                               12            17                   22            55
                                                       -----------   -----------          -----------   -----------
  Total interest income                                      4,103         3,828               12,042        10,402
                                                       -----------   -----------          -----------   -----------
Interest expense:
  Deposits                                                   1,474         1,385                4,154         3,765
  Borrowed funds                                               570           558                1,801         1,369
                                                       -----------   -----------          -----------   -----------
  Total interest expense                                     2,044         1,943                5,955         5,134
                                                       -----------   -----------          -----------   -----------
Net interest income                                          2,059         1,885                6,087         5,268

  Less provision for loan losses                               450            99                  861           238
                                                       -----------   -----------          -----------   -----------
  Net interest income after provision for loan losses        1,609         1,786                5,226         5,030
                                                       -----------   -----------          -----------   -----------
Noninterest income:
  Gain (loss) on sale of interest-earning assets                79             0                  200             0
  Commission income                                             19            25                   68            73
  Service charges and fees                                     133           127                  392           374
  Fees - loans purchased under agreements to resell            178           104                  486           242
  Late charges                                                   6             6                   20            17
  Other                                                         30            56                   95           132
                                                       -----------   -----------          -----------   -----------
  Total noninterest income                                     445           318                1,261           838
                                                       -----------   -----------          -----------   -----------
Noninterest expense:
  Compensation and employee benefits                           483           400                1,437         1,147
  Occupancy and equipment                                      147           117                  448           376
  SAIF deposit insurance premium                                73            67                  943           194
  Data processing fees                                          59            60                  179           181
  Telephone, postage and supplies                               71            53                  196           149
  Advertising and promotion                                     28            24                   93            70
  Professional fees                                             80            40                  215           113
  Employee expense and payroll taxes                            75            52                  221           137
  Other                                                        119            86                  398           280
                                                       -----------   -----------          -----------   -----------
  Total noninterest expense                                  1,135           899                4,130         2,647
                                                       -----------   -----------          -----------   -----------
Income before taxes                                            919         1,205                2,357         3,221
Income tax expense                                             318           472                  791         1,246
                                                       -----------   -----------          -----------   -----------
Net income                                                  $  601        $  733               $1,566        $1,975
                                                            ======        ======               ======        ======

Earnings per share (Note 6)                                  $0.49         $0.58                $1.26         $1.57
Earnings per share assuming full dilution (Note 6)           $0.49         $0.58                $1.26         $1.56

See accompanying notes to consolidated financial statements

                                CB BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                             Unrealized                                         Common Stock      Total
                                             Losses on                                          Acquired by       Share-
Nine Months Ended                Retained    Securities    Common   Paid in       Treasury      -------------     holders
Dec. 31, 1995                    Earnings    A.F.S.        Stock    Capital       Stock         ESOP      RRP     Equity
-------------------------------------------------------------------------------------------------------------------------
  (In Thousands)
Balance at April 1, 1995          $11,865       $ 2         $13     $5,822        $ (671)      $(305)    (48)     $16,678

Net income                          1,975                                                                           1,975

Issuance of treasury stock                                             (75)          140                               65

Purchase of treasury stock                                                          (554)                            (554)

Contribution to fund ESOP                                                                         48                   48

Amortization of RRP contribution                                                                          23           23

Net change in unrealized                         23                                                                    23
net depreciation of securities
available-for-sale
-------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1995          $13,840       $25         $13     $5,747        $(1,085)     $(257)   $(25)     $18,258
                                  =======================================================================================


                                             Unrealized                                         Common Stock      Total
                                             Losses on                                         Acquired by       Share-
Nine Months Ended                Retained    Securities    Common   Paid in       Treasury      -------------     holders
Dec. 31, 1996                    Earnings    A.F.S.        Stock    Capital       Stock         ESOP      RRP     Equity
-------------------------------------------------------------------------------------------------------------------------
  (In Thousands)
Balance at April 1, 1996          $14,324       $26         $13     $5,813        $(1,082)     $(241)   $(21)     $18,832

Net income                          1,566                                                                           1,566

Issuance of treasury stock                                             (10)            19                               9

Purchase of treasury stock                                                           (480)                           (480)

Contribution to fund ESOP                                                                         48                   48

Amortization of RRP contribution                                                                          13           13

Net change in unrealized                         20                                                                    20
net depreciation of securities
available-for-sale
-------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1996          $15,890       $46         $13     $5,803        $(1,543)     $(193)   $ (8)     $20,008
                                  =======================================================================================

See accompanying notes to consolidated financial statements

                                CB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  NINE MONTHS ENDED
                                                                                     December 31,
                                                                             -----------------------------
                                                                                 1996             1995
                                                                             -----------       -----------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                     $1,566           $1,975
 Adjustments to reconcile net income to net cash from operating activities
  Depreciation and amortization                                                    119              148
  Provision for loan losses                                                        861              238
  (Gain) loss on sale of:
    Interest earning assets                                                       (200)               0
    Foreclosed Real Estate                                                           1                0
  Loans purchased under agreements to resell                                  (804,324)        (525,553)
  Sale of loans purchased under agreements to resell                           782,844          477,967
  Mortgage loans originated for sale                                           (12,715)               0
  Proceeds from sales of mortgage loans held for sale                           11,129                0
  Amortization of RRP contribution                                                  13               23
  Change in accrued interest receivable                                            (85)            (394)
  Change in other assets                                                        (1,078)             289
  Change in accrued interest payable and other liabilities                      (1,024)              23
                                                                             ------------      ------------
      Net cash from operating activities                                       (22,893)         (45,284)



CASH FLOWS FROM INVESTING ACTIVITIES
 Principal collected on:
      Mortgage-backed securities held-to-maturity                                1,646            1,856
      Securities available for sale                                                  6                0
 Purchase of:
      Securities and mortgage backed securities held-to-maturity                (3,719)          (5,272)
      Federal Home Loan Bank Stock                                                 (50)                (202)
 Proceeds from:
      Maturities of securities held-to-maturity                                  2,756            5,894
 Purchase of loans                                                                   0           (1,527)
 Net change in loans                                                             2,180           (3,662)
 Net change in interest-earning deposits in other financial institutions             0              983
 Investment in limited partnership                                                  46              (41)
 Proceeds from the sale of foreclosed real estate                                  333               67
 Property and equipment purchases                                                 (637)             (67)
                                                                             ------------      ------------
      Net cash from investing activities                                         2,561           (1,971)

                                CB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                       NINE MONTHS ENDED
                                                          December 31,
                                                  ----------------------------
                                                      1996             1995
                                                  -----------      -----------
                                                         (In thousands)


CASH FLOWS FROM FINANCING ACTIVITIES

 Net change in deposits                               13,746           11,536
 Net change in advances from
   borrowers for taxes and insurance                    (634)            (513)
 New borrowings                                    1,260,326        1,354,570
 Repayments of borrowed funds                     (1,252,432)      (1,311,703)
 Contribution to fund ESOP                                48               65
 Issuance of treasury stock                                9               48
 Purchase of treasury stock                             (480)            (554)
                                                  -----------     ------------
      Net cash from financing activities              20,583           53,449
                                                  -----------     ------------
Net change in cash and cash equivalents                  251            6,194
Cash and cash equivalents at beginning of period       6,063            3,543
                                                  -----------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $6,314           $9,737
                                                  ===========     ============
Supplemental disclosures of cash flow information
  Cash paid during the period for
      Interest                                        $5,846           $5,549
      Income taxes                                     1,634            1,090
  Noncash investing activities
      Real estate acquired in settlement of loans     $  334               $0


See accompanying notes to financial statements

                                CB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of CB Bancorp, Inc., ("the Company"), and its wholly owned subsidiary, Community Bank, A Federal Savings Bank ("the Bank"), as of December 31, 1996 and March 31, 1996 and the consolidated statements of income, changes in shareholders' equity and cash flows for the nine months ended December 31, 1996 and 1995. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three and nine months ended December 31, 1996 is not necessarily indicative of the results that may be expected for the full fiscal year. For other accounting policies refer to the financial statements incorporated by reference in the Annual Report or Form 10-KSB for the fiscal year ended March 31, 1996.


Note 2 - Securities


         The amortized cost and fair values of securities at December 31, 1996 are as follows:

                                                   Gross         Gross
                                    Amortized   Unrealized    Unrealized      Fair
                                      Cost         Gains        Losses        Value
                                    ---------    ---------    ---------    ---------
                                                     (In thousands)
Available-for-Sale
------------------
     Marketable Equity securities      $  572           77          (1)         648
                                    =========    =========    =========    =========

     Held-to-Maturity
     ----------------
U.S. Government and U.S. Government
  agency securities                   $3,000        $   -        $ (29)      $2,971
Corporate notes                        2,939            7           (1)       2,945
                                    ---------   ----------   ----------   ----------
     Total                            $5,939        $   7        $ (30)      $5,916
                                    =========   ==========   ==========   ==========

     Other Securities
     ----------------
Stock in Federal Home Loan Bank       $2,752        $   -        $   -       $2,752
                                    =========   ==========   ==========   ==========

                                CB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 2 - Securities (continued)


         The amortized cost and fair values of securities at March 31, 1996 are as follows:


                                                     Gross         Gross
                                      Amortized   Unrealized    Unrealized      Fair
                                        Cost         Gains        Losses        Value
                                      ---------    ---------    ---------    ---------
                                                       (In thousands)
Available-for-Sale
------------------
Marketable Equity securities               578           44           (1)         621
                                         ======      =======      =======      =======

     Held-to-Maturity
     ----------------
U.S. Government and U.S. Government
  agency securities                     $3,000         $  -       $  (30)      $2,970
Corporate notes                          2,675            5           (6)       2,674
                                      ---------   ----------   ----------   ----------
     Total                              $5,675         $  5       $  (36)      $5,644
                                      =========   ==========   ==========   ==========

     Other Securities
     ----------------
Stock in Federal Home Loan Bank         $2,702         $  -       $   -        $2,702
                                      =========   ==========   ==========   ==========




         The amortized cost and fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                     Dec. 31, 1996
                                                 ----------------------
                                                 Amortized       Fair
                                                   Cost          Value
                                                 ---------    ----------
                                                     (In thousands)
    Due in one year or less .................      $2,446        $2,448
    Due after one year through five years ...       3,493         3,468
                                                 ---------    ----------
                                                   $5,939        $5,916
                                                 =========    ==========

                                CB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 2 - Securities (continued)


         There were no sales of securities available-for-sale during the nine months ended December 31, 1996.

At December 31, 1996, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, in amounts greater than 10% of shareholders' equity.


Note 3 - Mortgage-Backed and Related Securities

         The carrying value and fair value of mortgage-backed and related securities held-to-maturity as presented on the balance sheets are summarized as follows:

                                             December 31, 1996
                           -----------------------------------------------------------
                           Principal     Unamortized  Unearned     Carrying     Fair
                            Balance       Premiums    Discounts      Value      Value
                           -----------------------------------------------------------
                                              (In Thousands)
GNMA certificates            $ 3,309     $   6        $    (5)    $ 3,310    $ 3,375
FHLMC certificates             4,678         -             (2)      4,676      4,708
FNMA certificates                900         -            (10)        890        901
Collateralized mortgage
 obligations                     365         -             (2)        363        364
                           -----------------------------------------------------------
     Total                   $ 9,252     $   6         $  (19)    $ 9,239    $ 9,348
                           ===========================================================


                                              March 31, 1996
                           -----------------------------------------------------------
                           Principal     Unamortized  Unearned     Carrying     Fair
                            Balance       Premiums    Discounts      Value      Value
                           -----------------------------------------------------------
                                              (In Thousands)
GNMA certificates            $ 3,600     $   9         $  (10)    $ 3,599    $ 3,646
FHLMC certificates             4,892         3             (6)      4,889      4,914
FNMA certificates                880         -             (8)        872        886
Collateralized mortgage
 obligations                     834         1             (3)        832        836
                           -----------------------------------------------------------
     Total                   $10,206     $  13         $  (27)    $10,192    $10,282
                           ===========================================================

                                CB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 3 - Mortgage-Backed and Related Securities (continued)

         Gross unrealized gains and losses on mortgage-backed and related securities held-to-maturity are as follows:

                                      Dec. 31, 1996                 March 31, 1996
                               ------------------------      ------------------------
                                 Gross         Gross           Gross         Gross
                               Unrealized    Unrealized      Unrealize     Unrealized
                                 Gains         Losses          Gains         Losses
                               ----------    ----------      ----------    ----------
                                                  (In thousands)
GNMA certificates                  $  65        $  -              $  53       $  (7)
FHLMC certificates                    40          (8)                72         (47)
FNMA certificates                     11           -                 14           -
Collateralized mortgage
 obligations                           2          (1)                 4           -
                              ----------   ----------        ----------   ----------
  Total                            $ 118       $  (9)            $  143      $  (54)
                              ==========   ==========        ==========   ==========

         The Company did not sell any mortgage-backed and related securities held-to-maturity during the nine months ended December 31, 1996 and during the nine months ended December 31, 1995.

Note 4 - Concentrations of Credit Risk

         The Company grants real estate and consumer loans including education, home improvement and other consumer loans primarily in LaPorte and Porter counties of Indiana. Substantially all loans are secured by consumer assets and real estate. Loans purchased under agreements to resell are residential mortgage loans secured by one to four family residences located throughout the United States.


Note 5 - Loans Purchased Under Agreements to Resell

         The Company purchases residential mortgage loans from various mortgage companies prior to sale of these loans by the mortgage companies in the secondary market. The Company purchases such loans from mortgage companies at par, net of certain fees, and later sells them back to the mortgage companies at the same amount and without recourse provisions. The Company records interest income on the loans during the funding period and the Company records fee income (recorded as noninterest income) received from the mortgage company for each loan when resold. Purchase money and refinance mortgage loans are generally held no more than 90 days by the Company and typically are resold within 30 days. Construction loan mortgages purchased, are held for the duration of the construction period which is typically six months or longer. With regard to the interim construction loans in the pipeline, the Company recognizes that there may be credit risk due to possible change in the borrower's financial condition during the interim construction period. The Company had

                                CB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 5 - Loans Purchased Under Agreements to Resell (continued)

approximately $32.7 million of interim construction loans in the pipeline at December 31, 1996 as compared to $29.4 million at March 31, 1996.

NOTE 6 - Earnings Per Common Share

         Earnings per common and common equivalent share were computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding. Employee and Director stock options are considered common stock equivalents. The weighted-average number of shares outstanding for the calculation of earnings per common and common stock equivalent share for the three months ended December 31, 1996 and 1995 was 1,237,895 and 1,254,192, respectively. The weighted-average number of shares outstanding for the calculation of fully-diluted earnings per common and common stock equivalent share for the three months ended December 31, 1996 and 1995 was 1,238,077 and 1,254,613, respectively.

         The weighted-average number of shares outstanding for the calculation of earnings per common and common stock equivalent share for the nine months ended December 31, 1996 and 1995 was 1,241,567 and 1,261,923, respectively. The weighted-average number of shares outstanding for the calculation of fully-diluted earnings per common and common stock equivalent share for the nine months ended December 31, 1996 and 1995 was 1,246,235 and 1,267,356,
respectively.


Note 7 - Commitments and Contingencies

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans, standby letters of credit and unused lines of credit. The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to make loans, standby letters of credit and unused lines of credit, is represented by the contractual amount of those instruments. The Company follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At December 31, 1996, and March 31, 1996, the Company had commitments to make loans totaling $558,000 and $137,000 respectively and standby letters of credit and unused lines of credit totaling $6.7 million and $5.4 million, respectively. In addition, the Company's undisbursed portion of construction loans in the repurchase program totaled $12.0 million at December 31, 1996 and $12.4 million at March 31, 1996. Outstanding commitments to make loans at December 31, 1996 consisted of nine single family mortgage loans, consisting of three adjustable rate loans totalling $215,000 and six fixed rate loans totalling $343,000. Since commitments to make loans and to fund lines and letters of credit

                                CB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 7 - Commitments and Contingencies (continued)

may expire without being used, the amounts do not necessarily represent future cash commitments.

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

The Bank is the lead lender in the debt financing arrangement and has guaranteed through letters of credit $1,550,000 of the debt financing, which represents the Bank's share of the mortgage loan. The remaining portion of the debt financing is guaranteed by participating lenders through letters of credit in amounts proportional to their loan amounts. The Bank and other lending institutions have as their security a first mortgage lien and assignment of rents and leases on the apartment complex. As of December 31, 1996, Community Financial has invested $1,633,000 in the limited partnership. Community Financial contributed $165,000 in cash to the partnership while the remaining $1,468,000 was funded by short-term tax-exempt notes backed by a letter of credit issued by the Bank. Terms of the partnership agreement allocate 99% of the eligible tax credits to the Company. For the year ended March 31, 1996, the Company received $70,000 in tax credits, which were the first tax credits received from the limited partnership. For the nine months ended December 31, 1996, the Company recorded $111,000 in anticipated tax credits from the limited partnership.


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

                                CB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 9 - Allowance for Loan Losses (continued)

Activity in the allowance for loan losses was as follows for the nine months ended December 31 (In Thousands).


                                             1996            1995
                                           ---------       ---------
            Balance at March 31              $1,346         $  672

            Provision for loan losses           861            238
            Charged-off loans                   (16)            (3)
            Recoveries                          118              -
                                           ---------      ---------
            Balance at Dec. 31               $2,309         $  907
                                           =========      =========

Information regarding impaired loans is as follows for the nine months ended December 31, 1996:

 Average investment in impaired loans                                    $2,853
 Interest income recognized on impaired loans
  including interest income recognized on cash basis                         77
 Interest income recognized on impaired loans on cash basis                  67

Information regarding impaired loans at December 31, 1996 is as follows:

 Balance of impaired loans                                               $4,690
 Less portion for which no allowance for loan losses is allocated        (1,223)
                                                                        -------
 Portion of impaired loan balance for which an
  allowance for loan losses is allocated                                 $3,467
                                                                        =======
 Portion of allowance for loan losses allocated to impaired loan balance $  629
                                                                        =======

Of the total balance of impaired loans as of December 31, 1996, $1.6 million relates to amounts associated with the Bennett Funding Group, Inc. and its affiliate Aloha Capital Corporation (f.k.a. Bennett Leasing). Bennett Funding Group, Inc. sought Chapter 11 Bankruptcy protection on March 29, 1996. Several weeks later, Aloha Capital Corporation was placed into involuntary bankruptcy at the request of the court appointed Bankruptcy Trustee for Bennett Funding Group, Inc., who is now also the Bankruptcy Trustee for Aloha Capital Corporation. Per the terms of the contractual arrangements, Bennett Funding Group, Inc. acts as the servicing agent for the Company on one pool of leases purchased from that entity, wherein, at December 31, 1996, $396,000 of principal remained to be remitted to the Company over the course of the remaining scheduled lease payments due from individual lessees. Similarly, at December 31, 1996, $1.2 million of principal remained to be remitted to the Company on three pools of leases purchased from and serviced by Aloha Capital Corporation. Payment due the Company on the four pools of leases were current at the time the respective servicing companies were placed in bankruptcy. The Bankruptcy Trustee is monitoring the lease payment billing and collection activities of the servicing companies and is segregating the payments received from the individual lessees but has not yet allowed the resumption of the payment stream due the Company. Management believes that it is possible to recover 78.5% - 82% of the outstanding principal balance over the remaining life of the leases. Management can make no assurances as to the outcome of this matter, or if any of the outstanding principal balance will be recovered. Management has allocated $329,000 in specific loan loss reserves at December 31, 1996, for the Bennett Funding Group, Inc., leases.

                                CB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 9 - Allowance for Loan Losses (continued)


Management has allocated $300,000 in specific loan loss reserves at December 31, 1996, for 23 single family construction loans, all located in the central
Indiana area, with a total balance outstanding of $2.5 million and total unfunded commitments of $494,000 that are in workout situations. Twenty of these loans are outstanding to a builder that is currently experiencing financial difficulties and is in the process of filing Chapter 11 Bankruptcy. The properties underlying these loans are in various stages of completion and management has not yet determined the potential loss exposure on these loans. The properties underlying the remaining three loans have a combined outstanding balance of $1.2 million and construction is complete.

                      Management's Discussion and Analysis
                              of Plan of Operation


General

         The Company's results of operations are dependent primarily on the Bank. The Bank's primary source of earnings is its net interest income which is the difference between the interest income earned on its loans, mortgage-backed securities and investment portfolios less its cost of funds, consisting of the interest paid on its deposits and borrowings. Operating results are also affected by the types of lending engaged in, fixed-rate versus adjustable or short-term, each of which has a different rate and fee structure. The Company's operating expenses principally consist of employee compensation and benefits, occupancy and equipment expenses, federal deposit insurance premiums and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.



Mortgage Loan Reverse Repurchase Program

         In fiscal 1991, the Company instituted the Mortgage Loan Reverse Repurchase Program (the "Program"). There are currently seventy-nine active participants in the Program. The Mortgage Loan Reverse Repurchase Program is carried out pursuant to agreements with each participant which provide for the purchase at par (less certain fees paid to the participant by the borrower) of whole mortgage loans by the Company, at its option, and the subsequent resale of such loans to the Participant (for transfer to an end investor). Purchase money and refinance mortgage loans are generally held no more than 90 days by the Company and typically are resold within 30 days. Construction loan mortgages acquired via the Program, are held for the duration of the construction loan period, typically for six months or longer. At December 31, 1996, construction loan balances totaled $32.7 million and accounted for 32.2% of the Company's total outstanding investment in the Program. Construction loan balances totaled $29.4 million at March 31, 1996. The Company records interest income on the loans based on a rate of interest tied to the prime rate (as established from time to time by a major Chicago-based financial institution) during the funding period, and not the rates on individual loans, plus a fee (recorded as noninterest income) collected from the Participant for each loan when that loan is resold. It is the Company's policy to purchase under the Program only those loans that comply with accepted secondary market underwriting standards. The Company's Mortgage Loan Reverse Repurchase Program has been and is a key contributor to the Company's efforts to maintain a strong net interest margin. Management is aware that a decline in Program activity would negatively impact the Company's profitability.

Financial Condition


         Total assets increased $21.2 million or 10.3%, to $226.6 million at December 31, 1996 from $205.4 million at March 31, 1996. The increase is primarily attributable to a $21.5 million or 26.9% increase in loans purchased under agreements to resell under the Program. Management attributes this increase to an increase in mortgage refinancings and home mortgage originations due to an increase in the number of mortgage companies participating in the Program. Since its inception, the Program has caused the level of the Company's assets and liabilities and capital ratios to significantly fluctuate between periods. The $2.2 million decrease in loans receivable results from management's decision to sell a majority of the Company's single family loan production. This decision also resulted in a $1.6 million increase in Mortgage loans held for sale. Over this same time period, FHLB Stock and securities increased $0.3 million or 3.8%; other assets increased $1.1 million or 35.1% primarily attributable to changes in the Company's income tax obligations, and mortgage-backed and related securities decreased $1.0 million or 9.4%. Premises and equipment, net, increased $0.5 million or 20.6% due to the completion of renovations at our LaPorte branch facility.


Total borrowed funds increased $7.9 million or 17.5%, to $53.0 million at December 31, 1996 from $45.1 million at March 31, 1996. This increase is attributable to the increased funding needs of the Program. Borrowed funds outstanding at December 31, 1996 consist of $46.0 million in advances outstanding with the Federal Home Loan Bank of Indianapolis, of which $45.0 million have maturities of one year or less, and federal funds purchased of $7.0 million.


Deposits increased $13.8 million or 10.0%, to $150.8 million at December 31, 1996, from $137.0 million at March 31, 1996. The increase in deposits is primarily attributable to the company accepting institutional and public funds deposits to meet the increased funding needs of the Program.


The primary objective of the Company's $18.6 million securities portfolio is to contribute to profitability by providing a stable cash flow of dependable earnings. The investment portfolio consists of U.S. Government Agency securities, short-term investment grade corporate notes and Federal Home Loan Bank Stock. The Company also has investments in both variable and fixed rate U.S. Government Agency mortgage-backed securities and collateralized mortgage obligations. The Company's portfolio of securities contains no securities
classified  by  the  Federal   Banking   Regulators  as  "High  Risk  Derivative
Securities".

Risk Elements

Non-performing Assets: Non-performing assets totaled $5.4 million at December 31, 1996, an increase of $2.5 million from March 31, 1996. Loan loss reserves at December 31, 1996 totaled $2.3 million or 42.4% of total non-performing assets and increased $963,000 from March 31, 1996.


The increase in impaired loans is related to the construction loan segment of the Company's Mortgage Loan Reverse Repurchase Program. At December 31, 1996, the Company had 23 single family construction loans, all located in the central Indiana area, with a total balance outstanding of $2.5 million and total unfunded commitments of $494,000 that are in workout situations. Twenty of these loans are outstanding to a builder that is currently experiencing financial difficulties and is in the process of filing Chapter 11 Bankruptcy. The properties underlying these loans are in various stages of completion and management has not yet determined the potential loss exposure on these loans. The properties underlying the remaining three loans have a combined outstanding balance of $1.2 million and construction is complete. Management has allocated $525,000, $300,000 of which is specific, to the allowance for loan losses balance at December 31, 1996, for these 23 construction loans.



Also included in the December 31, 1996 impaired assets total, is $1.6 million in principal due the Company on four pools of small business equipment leases that the Company acquired through contractual relationships entered into with Bennett Funding Group, Inc. and its affiliate Aloha Capital Corporation (f.k.a. Bennett Leasing Corporation). Bennett Funding Group, Inc. sought Chapter 11 Bankruptcy protection on March 29, 1996. Several weeks later, Aloha Capital Corporation was placed into involuntary bankruptcy at the request of the court appointed Bankruptcy Trustee for Bennett Funding Group, Inc., who is now also the Bankruptcy Trustee for Aloha Capital Corporation. Per the terms of the contractual arrangements, Bennett Funding Group, Inc. acts as the servicing agent for the Company on one pool of leases purchased from that entity, wherein, at December 31, 1996, $396,000 of principal remained to be remitted to the Company over the course of the remaining scheduled lease payments due from individual lessees. Similarly, at December 31, 1996, $1.2 million of principal remained to be remitted to the Company on three pools of leases purchased from and serviced by Aloha Capital Corporation. Payment due the Company on the four pools of leases were current at the time the respective servicing companies were placed in bankruptcy. The Bankruptcy Trustee is monitoring the lease payment billing and collection activities of the servicing companies and is segregating the payments received from the individual lessees but has not yet allowed the resumption of the payment stream due the Company. Management believes that it is possible to recover 78.5% - 82% of the outstanding principal balance over the remaining life of the leases. Management can make no assurances as to the outcome of this matter, or if any of the outstanding principal balance will be recovered. Management has allocated $329,000 in specific loan loss reserves at December 31, 1996, for the Bennett Funding Group, Inc., leases.

                        Schedule of Non-performing Asset

                                   Dec. 31,    March 31,       Dec. 31,
                                     1996         1996           1995
                                  ----------   ----------     ----------
                                             (In Thousands)
Accruing mortgage loans
  delinquent more than 90 days       $   -         $   -          $   -
Accruing consumer and other
  loans delinquent more than
  90 days                                1             4              3
Non-accruing mortgage loans
  delinquent more than 90 days         466           523          1,245
Non-accruing consumer and
  other loans delinquent more
  than 90 days                           -             -              -
                                  ----------   ----------     ----------
Total loans delinquent more
  than 90 days                          467          527          1,248
Restructured loans                      292          306            359
Impaired Loans                        4,690        2,164              -
                                  ----------   ----------     ----------
Total non-performing loans            5,449        2,997          1,607
Total real estate owned,
  net of related reserves                 0            -              0
                                  ----------   ----------     ----------
Total non-performing assets        $  5,449     $  2,997        $ 1,607
                                  ==========   ==========     ==========
Total non-performing assets
  to total loans                      2.84%        1.74%          1.77%
Total non-performing assets
  to total assets                     2.41         1.46           0.81
Total loan loss allowances
  to non-performing assets           42.37        44.91          56.44

Interest Rate Sensitivity

The Company's primary strategy for controlling interest rate risk exposure, is to maintain a high level of the Company's asset portfolios in interest rate sensitive assets. Management has accomplished this objective through its investment in the Loan Reverse Repurchase Program. Under the Program, the Company purchases single family mortgage loans from select mortgage banking firms on a short-term basis under agreements to resell and earns an adjustable prime based return during the holding period. The Program has complemented the Company's portfolio of adjustable rate loans held for investment which account for approximately 36% of the loans receivable portfolio. In addition, the Company has sought to lengthen the maturity of its interest-bearing liabilities by emphasizing longer term certificates of deposit. The Company also has the ability to obtain long-term advances from the Federal Home Loan Bank of Indianapolis if such borrowings appear favorable under a particular interest rate environment.


Management regularly measures the Bank's interest rate risk by monitoring the Company's interest rate risk ("IRR") measures produced by the Office of Thrift Supervision from the Bank's quarterly thrift financial reports. In 1990, the regulators adopted the interest-rate sensitivity approach as one measure of interest-rate risk. This approach measures the projected changes in net portfolio value ("NPV") that would result if interest rates were to increase by 100, 200, 300 and 400 basis points, or if interest rates were to decline by 100, 200, 300 and 400 basis points. Net portfolio value is defined by the market value of assets less the market value of liabilities. According to the "Interest Rate Risk Report," prepared by the Office of Thrift Supervision as of September 30, 1996 (most recent available), after an adverse rate shock of +200 basis points, the Bank's NPV of $22.6 million was projected to decline $1.2 million or 5.4%, to $21.4 million. According to the OTS report, 80% of Thrifts nationwide would have experienced an decline of more than 7.1%. Presented below, as of September 30, 1996, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and substantial parallel shifts of 100 basis points in market interest rates.


             Interest Rate Sensitivity of Net Portfolio Value (NPV)

                               Net Portfolio Value
                               -------------------

               Change
              in rates     $  Amount    $  Change     %  CHANGE
              --------     ---------    ---------     ---------
               +400 bp        19,737       -2,863          -13%
               +300 bp        20,584       -2,016          - 9%
               +200 bp        21,386       -1,214          - 5%
               +100 bp        22,079       -  521          - 2%
                  0 bp        22,600
               -100 bp        22,789       +  189          + 1%
               -200 bp        22,308       -  292          - 1%
               -300 bp        22,154       -  446          - 2%
               -400 bp        22,387       -  213          - 1%

Comparison of Operating Results

Three Months Ended December 31 1996, Compared to Three Months
-------------------------------------------------------------
Ended December 31, 1995
-----------------------

General: The Company reported net income of $601,000 for the three month period ended December 31, 1996 which represents an 18.0% decrease over the comparable three-month period in 1995 in which the Company reported net income of $733,000. The decrease in net income is primarily attributable to management's decision to set aside $450,000 in loan loss provisions for the three month period ended December 31, 1996 in comparison to $99,500 in loan loss provisions for the three month period ended December 31, 1995.

Interest Income: Interest income increased $275,000 million or 7.2%, from $3.8 million at December 31, 1995, to $4.1 million at December 31, 1996. The increase in interest income is primarily attributable to an increase in the Company's outstandings in the Mortgage Loan Reverse Repurchase Program. The Company's average outstanding investment in the Program increased $16.6 million or 25.1%, from $66.1 million for the three months ended December 31, 1995 to $82.7 million for the three months ended December 31, 1996. Over this same time period, interest income on loans purchased under agreements to resell increased $355,000 or 22.5%. The increase in outstandings in the Program is attributable to an increase in mortgage refinancings and home mortgage originations due to an increase in the number of mortgage companies participating in the Program.

Interest Expense: Interest expense increased $101,000 or 5.2%, from $1.9 million for the three months December 31, 1995, to $2.0 million for the three months ended December 31, 1996. The increase is primarily attributable to an $89,000 or 6.4% increase in interest on deposits and a $12,000 or 2.2% increase in interest on borrowings resulting from the increased funding needs of the Program.

Net Interest Income: Net interest income before the provision for loan losses increased by $174,000 or 9.2% from $1.9 million for the three months ended December 31, 1995, to $2.1 million for the three months ended December 31, 1996. This increase in net interest income over the prior year's quarter is primarily attributable to management's efforts to profitably grow the Loan Reverse Repurchase Program.

Provision for Loan Losses: The provision for loan losses increased $351,000 or 354.5%, from $99,000 for the three months ended December 31, 1995, to $450,000 for the three months ended December 31, 1996. Management's decision to increase the provision reflects upon an increase in the Company's level of non-performing assets and increased activity in construction lending, commercial lending and consumer lending. The Company will continue to monitor its allowance for loan losses and make future loan loss provisions in consideration of the amount and types of loans in its portfolio and as economic conditions dictate.

Noninterest income: Noninterest income increased $127,000 or 39.9% to $445,000 for the three months ended December 31, 1996, from $318,000 for the three months ended December 31, 1995. This increase was primarily attributable to a $74,000 or 71.2% increase in fees related to the repurchase program, and to $79,000 in gains realized from the sale of single family mortgage loans.


Noninterest expense Noninterest expense increased $236,000 or 26.3% to $1.1 million for the three months ended December 31, 1996, from $899,000 for the same time period in the prior year. The increase in noninterest expenses is primarily attributable to increased personnel and occupancy expenses related to the Company's newly established Mortgage Banking Division.


Income Tax Expense: Income tax expense decreased $154,000 or 32.6%, from $472,000 for the three months ended December 31, 1995, to $318,000 for the three months ended December 31, 1996. This decrease is primarily attributable to a decrease in earnings.


Nine Months Ended December 31 1996, Compared to Nine Months Ended
December 31, 1995

General: The Company reported net income of $1,566,000 for the nine month period ended December 31, 1996 which represents a 20.7% decrease over the comparable nine-month period in 1995 in which the Company reported net income of $2.0 million. The decrease in net income is primarily attributable to a non-recurring pre-tax charge of $723,000 resulting from legislation signed into law on September 30, 1996 to recapitalize the Federal Deposit Insurance Corporation's
(FDIC) Savings Association Insurance Fund (SAIF). This one time, special assessment reduced second quarter after tax earnings by $437,000 or $0.36 per share. Earnings were also negatively impacted by management's decision to increase loan loss provisions.

Interest Income: Interest income increased $1.6 million or 15.8%, from $10.4 million at December 31, 1995, to $12.0 million at December 31, 1996. The increase in interest income is primarily attributable to an increase in the Company's outstandings in the Mortgage Loan Reverse Repurchase Program. The Company's average outstanding investment in the Program increased $29.9 million or 47.5%, from $53.5 million for the nine months ended December 31, 1995 to $78.9 million for the nine months ended December 31, 1996. Over this same time period, interest income on loans purchased under agreements to resell increased $1.4 million or 61.4%. The increase in outstandings in the Program is attributable to an increase in mortgage refinancings and home mortgage originations due to an increase in the number of mortgage companies participating in the Program.

Interest Expense: Interest expense increased $821,000 or 16.0%, from $5.1 million for the nine months ended December 31, 1995, to $6.0 million for the nine months ended December 31, 1996. The increase is primarily attributable to a $432,000 or 31.6% increase in interest on borrowings and a $389,000 or 10.3% increase in interest on deposits resulting from the increased funding needs of the Program.

Net Interest Income: Net interest income before the provision for loan losses increased by $819,000 or 15.5% from $5.3 million for the nine months ended December 31, 1995, to $6.1 million for the nine months ended December 31, 1996. This increase in net interest income over the prior year's period is primarily attributable to management's efforts to profitably grow the Loan Reverse Repurchase Program.

Provision for Loan Losses: The provision for loan losses increased $623,000 or 195.7%, from $238,000 for the nine months ended December 31, 1995, to $861,000 for the nine months ended December 31, 1996. The increase in the provision reflects an increase in the Company's level of non-performing assets and increased activity in construction lending, commercial lending and consumer lending. The Company will continue to monitor its allowance for loan losses and make future loan loss provisions in consideration of the amount and types of loans in its portfolio and as economic conditions dictate.

Noninterest income: Noninterest income increased $423,000 or 50.5% to $1,261,000 for the nine months ended December 31, 1996, from $838,000 for the nine months ended December 31, 1995. This increase was primarily attributable to a $244,000 or 100.8% increase in fees related to the repurchase program, and to $200,000 in gains realized from the sale of single family mortgage loans.

Noninterest expense: Noninterest expense increased $1.5 million or 56.0% to $4.1 million for the nine months ended December 31, 1996, from $2.6 million for the same time period in the prior year. The increase in noninterest expenses is primarily attributable to a $723,000 increase in deposit insurance premiums resulting from the one time assessment cited above, and increased personnel and occupancy expenses related to the Company's newly established Mortgage Banking Division.

Income Tax Expense: Income tax expense decreased $455,000 or 38.8%, from $1.2 million for the nine months ended December 31, 1995, to $791,000 for the nine months ended December 31, 1996. This decrease is primarily attributable to a decrease in earnings.

Liquidity and Capital Resources

   The Bank is required under applicable federal regulations to maintain a liquidity ratio at certain specified levels which are subject to change. Currently, a minimum of 5.0% of the combined total of deposits and short term borrowings must be maintained in the form of liquid assets. At December 31, 1996 liquidity as measured for regulatory purposes was 6.8% as compared to a ratio of 7.7% at March 31, 1996.

Management structures the liquid asset portfolio and borrowing capacity of the Company to meet the cash flow needs of operating, investing and financing activities. The Company's net liquid assets are cash and cash equivalents, which include investments in highly liquid investments. At December 31, 1996 cash and cash equivalents totaled $6.3 million. In addition, the Company maintains a $5.0 million line of credit with the FHLB of Indianapolis to meet short-term liquidity needs.

Cash flows from operating activities consisted primarily of net income and activity under the Program. Net cash flows provided for operating activities were ($22.9) million and ($45.3) million for the nine months ended December 31, 1996 and 1995, respectively. The Company's primary investing activities have been the purchase and monitoring of securities and mortgage-backed securities and the purchase, origination and repayment of loans. Net cash flows provided from investing activities were $2.6 million and ($2.0) million for the nine months ended December 31, 1996 and 1995, respectively. Cash flows from financing activities consisted of deposit activity, new borrowings and the repayment of borrowings. Net cash flow provided from financing activities were $20.6 million and $53.4 million for the nine months ended December 31, 1996 and 1995.

Shareholders' equity at December 31, 1996 was $20.0 million, an increase of $1.2 million or 6.2% over March 31, 1996, which represents net income for the nine months ended December 31, 1996, adjustments for the Company's ESOP and management recognition and retention plans, the purchase and issuance of treasury stock and change in unrealized net appreciation on securities available-for-sale.

The Bank is subject to three capital standards pursuant to regulations of the Office of Thrift Supervision: a 1.5% tangible capital standard, a 3% leverage (core and capital) ratio and an 8% risk based capital standard. Under these capital requirements, at December 31, 1996, the Bank had:

- tangible capital of $17.6 million or 7.8% of total assets thereby exceeding the 1.5% requirement ($3.4 million) by $14.2 million.
- core capital (tangible capital plus certain intangible assets) of $17.6 million or 7.8% of total assets thereby exceeding the 3.0% requirement ($6.8 million) by $10.8 million.
- risk-based capital (core capital plus allowance for loan losses) of $19.3 million or 13.7% of risk-based assets thereby exceeding the 8.0% requirement ($11.3 million) by $8.0 million.

Impact of New Accounting Standards

SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122, and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increased obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring, after December 31, 1996, and early or retroactive application is not permitted. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Legislative Matters

Recent Developments
-------------------
         On December 31, 1996, the President signed into law the Deposit Insurance Funds Act of 1996(the "Funds Act") which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as March 31, 1995 payable November 27, 1996. The special assessment was recognized as an expense in the Company's second quarter of fiscal 1997 and is tax deductible. The Bank took a charge of $723,000 as a result of the FDIC special assessment.

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

Average Balance Sheets for the Three Months Ended December 31,
1996 and 1995.

         The following table sets forth certain information relating to the consolidated statements of financial condition and reflects the yield on average assets and the average cost of liabilities for the periods indicated. The yields and costs include amortization of fees, discounts, and premiums which are considered adjustments to yield.

                                                               Average Balance Sheets
                                                                   Yield Analysis

                                        Three Months Ended Dec. 31,               Three Months Ended Dec. 31,
                                      -------------------------------           -------------------------------
                                                   1996                                      1995
                                      -------------------------------           -------------------------------
                                                                Average                                Average
                                       Average                   Yield/        Average                  Yield/
                                    Balance(a)      Interest       Cost     Balance(a)     Interest       Cost
Interest-earning assets:
  Loans, net                          $172,297        $3,771      8.75%       $157,315       $3,507      8.92%
  Mortgage-backed securities             9,405           159      6.76%         10,002          164      6.56%
  Interest earning deposits and
    federal funds sold                     970            12      4.95%          1,001           17      6.79%
  Securities                            10,099           161      6.38%          8,291          140      6.75%
                                     ---------     ---------  ---------      ---------    ---------  ---------
    Total interest-earning assets      192,771         4,103      8.51%        176,609        3,828      8.67%
Noninterest-earning assets (b)          14,470     ---------  ---------         11,277    ---------  ---------
                                     ---------                               ---------
    Total assets                      $207,241                                $187,886
                                      ========                                ========

Interest-bearing liabilities:
  Deposits                            $131,361       $ 1,474      4.49%       $121,380       $1,385      4.56%
  Borrowed Funds                        40,340           570      5.65%         35,294          558      6.32%
                                     ---------     ---------  ---------      ---------    ---------  ---------
    Total interest-bearing liabilities 171,701         2,044      4.76%        156,674        1,943      4.96%
Noninterest-bearing liabilities (c)     15,738     ---------  ---------         13,305    ---------  ---------
                                     ---------                               ---------
    Total liabilities                  187,439                                 169,979
Stockholders' equity                    19,802                                  17,907
                                     ---------                               ---------
    Total liabilities and equity      $207,241                                $187,886
                                     =========                               =========
Net interest income/Net rate spread                   $2,059      3.75%                      $1,885      3.71%
                                                   =========  =========                   =========   ========
Net interest-earning assets/net
  interest rate margin                 $21,070                    4.27%        $19,935                   4.27%
                                     =========                =========      =========                ========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                           1.12 X                                  1.13 X

(a) Average balances, which are stated in thousands, are derived from average daily balances.

(b) Includes average investment in life insurance policies of $2,426,000 and $2,309,000 for the three months ended December 31, 1996 and December 31, 1995, respectively. The Company realized non-interest income of $26,000 and $33,000 on it's outstanding investment in these policies over the same respective time periods.
(c) Includes non-interest bearing deposit accounts.

Average Balance Sheets for the Nine Months Ended December 31,
1996 and 1995.

     The following table sets forth certain information relating to the consolidated statements of financial condition and reflects the yield on average assets and the average cost of liabilities for the periods indicated. The yields and costs include amortization of fees, discounts, and premiums which are considered adjustments to yield.

                                                                Average Balance Sheets
                                                                    Yield Analysis

                                        Nine Months Ended Dec. 31,                Nine Months Ended Dec. 31,
                                      -------------------------------           -------------------------------
                                                   1996                                      1995
                                      -------------------------------           -------------------------------
                                                                Average                                Average
                                       Average                   Yield/        Average                  Yield/
                                    Balance(a)      Interest       Cost     Balance(a)     Interest       Cost
Interest-earning assets:
  Loans, net                          $169,127       $11,089      8.74%       $142,558       $9,403      8.79%
  Mortgage-backed securities             9,626           484      6.70%         10,617          524      6.55%
  Interest earning deposits and
    federal funds sold                     591            22      4.96%          1,093           55      6.68%
  Securities                             9,393           447      6.35%          8,293          420      6.72%
                                     ---------     ---------  ---------      ---------    ---------  ---------
    Total interest-earning assets      188,737        12,042      8.51%        162,561       10,402      8.49%
Noninterest-earning assets (b)          12,149     ---------  ---------          9,093    ---------  ---------
                                     ---------                               ---------
    Total assets                      $200,886                                $171,654
                                     =========                               =========

Interest-bearing liabilities:
  Deposits                            $125,627       $ 4,154      4.41%       $114,175       $3,765      4.38%
  Borrowed Funds                        42,465         1,801      5.65%         29,023        1,369      6.26%
                                     ---------     ---------  ---------      ---------    ---------  ---------
    Total interest-bearing liabilities 168,092         5,955      4.72%        143,198        5,134      4.76%
Noninterest-bearing liabilities (c)     13,466     ---------  ---------         11,190    ---------  ---------
                                     ---------                               ---------
    Total liabilities                  181,558                                 154,388
Stockholders' equity                    19,328                                  17,266
                                     ---------                               ---------
    Total liabilities and equity      $200,886                                $171,654
                                     =========                               =========
Net interest income/ Net rate spread                  $6,087      3.78%                      $5,268      3.73%
                                                   =========  =========                   =========  =========
Net interest-earning assets/ net
  interest rate margin                 $20,645                    4.28%        $19,363                   4.30%
                                     =========                =========      =========               =========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                           1.12 X                                  1.14 X

(a) Average balances, which are stated in thousands, are derived from average daily balances.
(b) Includes average investment in life insurance policies of $2,418,000 and $2,183,000 for the six months ended December 31, 1996 and December 31, 1995, respectively. The Company realized non-interest income of $79,000 and $101,000 on its outstanding investment in these policies over the same respective time periods.
(c) Includes non-interest bearing deposit accounts.

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

                  None

Item 6.           Exhibits and Reports on Form 8-K.

                  (a).     Exhibits

                           3.1  Certificate of Incorporation of CB Bancorp,
                                Inc.*
                           3.2  Bylaws of CB Bancorp, Inc.*

                           10.1 Amended and restated employee agreement
                                between CB Bancorp, Inc. and Joseph F.
                                Heffernan dated November 29, 1996.

                           27   Financial Data Schedule (filed herewith)

                           *Incorporated by reference to Registration Statement of Form S-1, as amended, filed on September 11, 1992, registration Number 33-51882.

                  (b).     Reports on Form 8-K

                           None

                                CB-BANCORP, INC.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CB Bancorp, Inc.


Dated: __________                    By: /s/  Joseph F. Heffernan
                                        ______________________________
                                        Joseph F. Heffernan
                                        President and Chief Executive
                                        Officer

Dated: __________                    By: /s/  George L. Koehm
                                        ______________________________
                                        George L. Koehm
                                        Vice President and Chief Financial
                                        Officer

Dated: __________                    By: /s/  Daniel R. Buresh
                                        ______________________________
                                        Daniel R. Buresh
                                        Vice President, Controller and
                                        Principal Accounting Officer