Form 10KSB
period 1997-03-31
CB BANCORP INC
filed 1997-06-11
CIK 891525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [ X ]         No  [   ]

         Check if there is no  disclosure  of  delinquent  filers in response to item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for its most recent fiscal year were $18,164,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $31,538,093 and is based upon the last sales price as quoted on the NASDAQ Small-Capital Market for June 4, 1997.

         The number of shares of the Common Stock of the registrant outstanding as of March 31, 1997 was 1,161,997.

                                      INDEX

PART I
         Item 1.      Description of Business.............................     1

         Item 2.      Description of Properties...........................    26

         Item 3.      Legal Proceedings...................................    26

         Item 4.      Submission of Matters to a Vote of Security
                      Holders.............................................    26

PART II
         Item 5.      Market for  Common Equity and
                      Related Stockholder Matters.........................    27

         Item 6.      Management's Discussion and Analysis or
                           Plan of Operation..............................    28

         Item 7.      Financial Statements................................    40

         Item 8.      Changes in and Disagreements with
                      Accountants on Accounting and Financial
                      Disclosure..........................................    75

PART III
         Item 9.      Directors and Executive Officers; Promoters
                      and Control Persons; Compliance with
                      Section 16(a) of the Exchange Act...................    75

         Item 10.     Executive Compensation..............................    77

         Item 11.     Security Ownership of Certain Beneficial
                           Owners and Management..........................    80

         Item 12.     Certain Relationships and Related
                      Transactions........................................    81

         Item 13.     Exhibits and Reports on Form 8 K....................    81

         SIGNATURES.......................................................    84

PART I

Item 1.  Description of Business
--------------------------------

General
CB Bancorp, Inc. (the "Company" or "CB Bancorp" or "CB") is a Delaware corporation which was organized in 1992 by Community Bank, A Federal Savings Bank (the "Bank" or "Community Bank") for the purpose of becoming a savings and loan holding company. The Company owns all of the outstanding stock of the Bank issued on December 23, 1992, in connection with the completion of its conversion from the mutual to the stock form of organization (the "Conversion"). The Company issued 1,284,238 shares of Common Stock at a price of $5.00 per share in the Conversion as restated for the February 1994 100% stock dividend. All references to the Company at or before December 23, 1992 refer to the Bank. Currently, the Company does not transact any material business other than through its sole subsidiary, the Bank. The Company retained approximately 50% of the net conversion proceeds amounting to approximately $2.5 million which was invested in short-term investment grade securities and, from time to time, purchased mortgage loans.

The Bank was organized in 1926 as an Indiana state chartered building and loan association and later converted to a federal charter. More recently, in May, 1991, the Bank converted to a federal mutual savings bank and changed its name to Community Bank, A Federal Savings Bank. Pursuant to the conversion, the Bank became a federally chartered capital stock savings bank on December 23, 1992. The Bank is a member of the Federal Home Loan Bank ("FHLB") System, and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is chartered and regulated by the Office of Thrift Supervision ("OTS"), and the OTS is the Bank's primary federal supervisory agency. As a non-diversified savings and loan holding company, the Company has registered with the OTS and is subject to OTS regulations, supervision and reporting requirements. At March 31, 1997, the
Company had assets of $227.1 million, deposits of $149.8 million, and shareholders' equity of $20.8 million or 9.18% of total assets.

The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the local community. Its principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans and, to a lesser extent, in commercial real estate and consumer loans, mortgage-backed securities, U.S. Government and federal agency securities and other marketable securities. At March 31, 1997 one- to four-family residential mortgage loans held for investment totaled $69.6 million or 76.6% of total loans held for investment. In addition, at March 31, 1997 the Company held approximately $95.3 million in one- to four-family residential mortgage loans purchased under agreements to resell under its Mortgage Loan Reverse Repurchase Program.

The Company operates out of the Bank's main office located at 126 E. Fourth Street, Michigan City, Indiana. The Bank also conducts business out of its two full service branch offices located at 3710 S. Franklin Street in Michigan City and 801 Monroe Street, LaPorte, Indiana. The Company also established a loan production/mortgage banking office in Merrillville, Indiana located at 701 E. 83rd Avenue, Suite E, Merrillville, Indiana. The Bank's deposit-gathering base is concentrated in the communities surrounding its offices while its lending base extends throughout LaPorte and contiguous counties.

Lending Activities
Loan and Mortgage-Backed Securities Portfolio Compositions. The Company's loan portfolio composition consists primarily of conventional fixed-rate and adjustable-rate first mortgage loans secured by one- to four-family residences. At March 31, 1997, the Company's gross mortgage loans outstanding were $81.0 million, of which $69.6 million were one- to four-family residential mortgage loans. Of the mortgage loans outstanding at that date, 34.8% were variable-rate loans and 65.2% were fixed-rate loans. At that same date, commercial real estate and multi-family mortgage loans totaled $8.1 million and $2.7 million, respectively. The remainder of the Company's mortgage loans, which totaled $0.5 million or 0.60% of total gross loans outstanding at March 31, 1997, consisted of construction loans. The Company's construction loans automatically convert to permanent loans upon completion of construction. Other loans held by the Company, which primarily consist of consumer and commercial loans, totaled $9.9 million or 10.9% of total gross loans at March 31, 1997.

At March 31, 1997, mortgage loans purchased under agreements to resell totaled $95.3 million or 41.9% of the Company's total assets. The mortgage loans were purchased pursuant to the Mortgage Loan Reverse Repurchase Program (the "Program") and consisted entirely of one- to four-family residential loans. These loans are primarily fixed-rate mortgage loans with terms of 30 years. The loans are repurchased by the participants in the Program (for transfer to end investors), usually within 30 days of origination. The Program is designed to provide financing for the mortgage banking activities of the participants and to provide the Company with a relatively high yield short-term investment vehicle that allows the Company to increase profitability while managing its interest rate risk. There currently are 117 approved mortgage companies in the Program located throughout the United States. The participants sell to the Company loans originated in their home states as well as in other states in the United States. The Program is carried out pursuant to agreements with each participant, which provide that the Company, at its option, will purchase whole mortgage loans, which are then resold to the participant (for transfer to an end investor) generally within 90 days. The Company also purchases interim construction loans under this program with subsequent repurchase often extending six months or longer which may expose the Company to greater risk due to possible changes in the financial condition of the borrower or builder. At March 31, 1997, construction loan balances accounted for 26.7% of the Company's total outstanding investment in the program. It is the Company's policy to purchase loans only upon receipt of specified documents evidencing that each loan meets secondary market underwriting standards. In addition, the Company will purchase only those loans for which a commitment has been received by an end investor to purchase the loan upon the Company's resale of the loan to the participant or when the Company has been provided with evidence that the participant has a commitment from a recognized secondary market end investor to purchase the loans that the participant sells to the Company.

The Company also invests in mortgage-backed securities. At March 31, 1997, net mortgage-backed securities aggregated $8.5 million or 3.7% of total assets, of which 45.9% were collateralized by ARMs and 54.1% were collateralized by fixed-rate mortgage loans. At March 31, 1997, all of the mortgage-backed securities in the Company's portfolio were insured or guaranteed by either the Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association's ("FNMA") or consisted of collateralized mortgage obligations ("CMOs") collateralized by GNMA or FHLMC insured or guaranteed mortgage-backed securities. Mortgage-backed securities and collateralized mortgage obligations are subject to prepayment and extension risk depending on the speed at which the underlying collateral prepays. Under a range of prepayment scenarios, management is of the opinion that the Company's portfolio of mortgage related securities will provide reasonable returns without subjecting the Company to excessive prepayment or extension risk.

Source of Funds
General. The Company's primary sources of funds are deposits, repayments on loans and securities, and, to a lesser extent, FHLB-Indianapolis advances and federal funds.

Deposits. The Company offers a variety of deposit accounts having a range of interest rates and terms. Deposit products principally consist of passbook, NOW, demand, money market and certificate accounts, Keogh accounts, and individual retirement accounts ("IRA's"). The flow of deposits is influenced significantly by general economic conditions, the restructuring of the thrift industry, changes in prevailing interest rates and competition. The Company's deposits, while primarily obtained from LaPorte County, Indiana, are also gathered on a wholesale basis as needed. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Company seeks to maintain a high level of stable core deposits by providing extended hours of service -- both early and late -- through its branch offices and drive-up facilities. When pricing deposits, consideration is given to local competition, Treasury offerings and the need for funds. Management's strategy is to price deposit rates moderately, offering neither the highest nor the lowest rates, and to stratify the pricing system to manage the Company's interest rate risk.

Subsidiary
Community Financial Services, Incorporated ("Community Financial") is a wholly-owned subsidiary of the Bank, incorporated in November 1986. Community Financial originally engaged solely in the sale of tax deferred annuities. In May, 1991,Community Financial expanded its activities to include the preparation of federal and state income tax returns for individuals and small businesses and the sale of credit life, disability and other insurance products. Community Financial has a 99% limited partner interest in Pedcor Investments-1994-XX, L.P. which was formed for the construction, ownership and management of an 80 unit apartment project located in LaPorte County. Terms of the partnership agreement allocate 99% of the eligible tax credits and operating losses to the limited partner. At March 31, 1997, the Bank's net investment in Community Financial totaled $578,000. For the year ended March 31, 1997, Community Financial had net income of $57,000. In May, 1994, Community Financial directed the start-up of a securities broker-dealer. From this, Community Brokerage Services, Incorporated was formed as a subsidiary under the Community Financial corporate umbrella. Full broker-dealer securities services were successfully introduced to the Company's customers as well as the general public in November, 1994.

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

Recent Developments
On March 1, 1997 the Company announced that it had entered into a Definitive Agreement ("Agreement") to be acquired by and merged into Pinnacle Financial Services, Inc. ("Pinnacle") subject to regulatory and shareholder approval. The terms of the Agreement provide for a purchase price of $35.00 per CB Bancorp, Inc. ("CB") share payable in Pinnacle common stock. Under the Agreement, each share of CB common stock will be exchanged for a number of shares of Pinnacle stock determined by dividing $35.00 by Pinnacle's average stock price during the 15 day period prior to the five day period before the merger is effected. However, if Pinnacle's average stock price exceeds $29.00, CB shareholders will receive 1.2069 Pinnacle shares per CB share. If Pinnacle's average stock price is less than $23.00, CB shareholders will receive 1.5217 Pinnacle shares per CB share.

Pinnacle is the parent company of Pinnacle Bank, which is headquartered in St. Joseph, Michigan. Pinnacle Bank presently has 28 banking centers located in southwest Michigan and northwest Indiana. In addition, Pinnacle Financial Services, Inc. announced in November, 1996 a pending merger between itself and Indiana Federal Corporation, parent company of Indiana Federal Bank for Savings of Valparaiso, Indiana. Indiana Federal Bank also has a major presence in northwest Indiana. The merging of Indiana Federal Corporation and CB Bancorp, Inc. into Pinnacle will result in a $2.1 billion banking company with 50 banking centers located along the southern tip of Lake Michigan.

Personnel
As of March 31, 1997, the Company had 60 full-time employees and 13 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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





                                                      1997                                         1996
                                     Average                      Average        Average                        Average
                                     Balance        Interest     Yield/Cost      Balance         Interest      Yield/Cost
                                     ----------------------------------------------------------------------------------------
                                           (Dollars In Thousands)                        (Dollars In Thousands)
ASSETS
Interest-earning assets:
  Loans, net(1)(2)                   $172,236        $15,125        8.78%        $148,078         $13,030         8.80%
    Mortgage-backed securities          9,458            632        6.68           10,356             689         6.65
    Interest-bearing deposits
      and federal funds sold              997             49        4.91            1,025              67         6.54
    Securities                          9,331            595        6.38            9,036             566         6.26
                                     --------------------------                  ---------------------------

Total interest-earning assets         192,022         16,401        8.54          168,495          14,352         8.52
Noninterest-earning assets             12,289                                      10,650
                                     ----------------------------------------------------------------------------------------
Total assets                         $204,311                                    $179,145
                                     ========================================================================================
LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts                       $ 14,160        $   315        2.22%        $ 13,519         $   301         2.23%
  Money market accounts                 9,530            328        3.44            8,819             303         3.44
  Passbook accounts                    27,113            814        3.00           27,633             836         3.03
  Certificate accounts                 77,460          4,223        5.45           64,885           3,601         5.55
  Borrowed funds                       43,464          2,454        5.65           34,414           2,022         5.88
                                     --------------------------                  ---------------------------
Total interest-bearing liabilities    171,727          8,134        4.74          149,270           7,063         4.73
Other liabilities(3)                   13,017                                      12,297
                                     ----------------------------------------------------------------------------------------
Total liabilities                    $184,744                                    $161,567

Shareholders' equity                   19,567                                      17,578
                                     ----------------------------------------------------------------------------------------

Total liabilities &
  shareholders' equity               $204,311                                    $179,145
                                     ========================================================================================
Net interest income/
  interest rate spread(4)                            $ 8,267        3.80%                           $7,289        3.79%
                                     ========================================================================================
Net interest-earning assets/
  net interest margin(5)             $ 20,295                       4.31%        $ 19,225                         4.33%
                                     ========================================================================================
Ratio of interest-earning assets to
  average interest-bearing liabilities                            111.82%                                       112.88%
                                     ========================================================================================




                                                       1995
                                     Average                          Average
                                     Balance         Interest        Yield/Cost
                                  ---------------------------------------------
                                             (Dollars In Thousands)
ASSETS
Interest-earning assets:
  Loans, net(1)(2)                   $ 96,785           $7,801          8.06%
    Mortgage-backed securities         10,833              653          6.03
    Interest-bearing deposits
      and federal funds sold            3,995              177          4.43
    Securities                         10,966              568          5.18
                                     ----------------------------

Total interest-earning assets         122,579            9,199          7.50
Noninterest-earning assets              9,702
                                  ---------------------------------------------
Total assets                         $132,281
                                  =============================================
LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts                       $ 11,556           $  283          2.45%
  Money market accounts                 9,325              285          3.06
  Passbook accounts                    31,202              944          3.03
  Certificate accounts                 52,967            2,450          4.63
  Borrowed funds                        3,251              182          5.60
                                  -------------------------------
Total interest-bearing liabilities    108,301            4,144          3.83
Other liabilities(3)                    7,952
                                  ---------------------------------------------
Total liabilities                    $116,253

Shareholders' equity                   16,028
                                  ---------------------------------------------

Total liabilities &
  shareholders' equity               $132,281
                                  =============================================
Net interest income/
  interest rate spread(4)                                $5,055         3.67%
                                  =============================================
Net interest-earning assets/
  net interest margin(5)             $ 14,278                           4.12%
                                  =============================================
Ratio of interest-earning assets
  to average interest-bearing
  liabilities                                                         113.18%
                                  =============================================

(1)  Nonaccruing loans have been included in the average loan balance.
(2) Calculated net of deferred loan fees, loan discount, loans in process and the allowance for loan losses.
(3)  Includes noninterest-bearing demand deposit accounts.
(4) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIAL (continued)

B. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                     (Dollars In Thousands)
                                    Year Ended March 31,             Year Ended March 31,
                                   1997 Compared to Year            1996 Compared to Year
                                    Ended March 31, 1996             Ended March 31, 1995
                                    Increase (Decrease)              Increase (Decrease)

                                 Volume      Rate        Net      Volume      Rate        Net
                                 ------      ----        ---      ------      ----        ---
INTEREST-EARNING ASSETS
Loans, net                       $2,122    $   (27)   $ 2,095    $ 4,458    $   771    $ 5,229
Mortgage-backed securities          (60)         3        (57)       (30)        66         36
Interest-bearing deposits and
  federal funds sold                 (2)       (16)       (18)      (170)        60       (110)
Securities                           19         10         29       (110)       108         (2)
                                ---------------------------------------------------------------
                                  2,079        (30)     2,049      4,148      1,005      5,153

INTEREST-BEARING LIABILITIES
                                ---------------------------------------------------------------
NOW accounts                         14         --         14         45        (27)        18
Money market accounts                24          1         25        (16)        34         18
Passbook accounts                   (16)        (6)       (22)      (108)        --       (108)
Certificate accounts                687        (65)       622        610        541      1,151
Borrowed funds                      514        (82)       432      1,831          9      1,840
                                ---------------------------------------------------------------
    Total                         1,223       (152)     1,071      2,362        557      2,919
                                ---------------------------------------------------------------
Change in net
interest income                  $  856    $   122    $   978    $ 1,786    $   448    $ 2,234
                                ===============================================================

II.  INVESTMENT PORTFOLIO
        SECURITIES

     A. The amortized cost and fair market value of securities as of March 31 are set forth in the table below (in thousands).

                                                  1997                          1996                          1995
                                          ----------------------        ----------------------       ------------------------
                                          Amortized        Fair         Amortized        Fair        Amortized          Fair
                                             Cost          Value           Cost          Value          Cost            Value
                                              (In Thousands)                (In Thousands)                (In Thousands)
                                          -----------------------------------------------------------------------------------
       SECURITIES AVAILABLE FOR SALE:
         Marketable equity securities         $572          $672            $578          $621           $578            $581

                                          ===================================================================================
       SECURITIES HELD-TO-MATURITY:
         U.S. Government
           agency securities                $3,000        $2,952          $3,000        $2,970         $2,680          $2,612
         U.S. Treasury
            obligations                                                                                 1,076           1,071
        Corporate notes                      2,789         2,793           2,675         2,674          2,733           2,735
        Mortgage-backed                      8,510         8,603          10,192        10,282         10,740          10,647
                                          -----------------------------------------------------------------------------------

       Total Securities Held-to-
          Maturity                         $14,299       $14,348         $15,867       $15,926        $17,229         $17,065

                                          ===================================================================================

       Other Securities:
       Federal Home Loan Bank
         Stock, net                        $ 2,752       $ 2,752         $ 2,702       $ 2,702        $ 2,350         $ 2,350

                                          ===================================================================================



          B. The maturity distribution and weighted average interest rates of securities available for sale at March 31, 1997 are as follows:

               All securities available-for-sale are equity securities.

               The maturity distribution and weighted average interest rates of securities held to maturity at, excluding mortgage-backed securities, March 31, 1997 are set forth in the table below.

                                                                                               After One Year
                                                                    Within                       But Within
                                                                   One Year                      Five Years
                                                            Amount          Rate            Amount          Rate
                                                            ------          ----            ------          ----
                                                        (In Thousands)                  (In Thousands)
       U.S. Government
         agency securities                                  $    0          0.00%          $3,000           6.01%

       Corporate notes                                       1,778          5.81%           1,011           6.45%
                                                        ---------------------------------------------------------
       Total                                                $1,778          5.81%          $4,011           6.12%
                                                        =========================================================

          C. There were no securities available-for-sale of any one issuer which exceeded 10% of the shareholders' equity of the Company at March 31, 1997.


              Excluding those holdings of the securities portfolio in U.S. Treasury securities and U.S. Government agency securities and Federal Home Loan Bank Stock, there were no securities held to maturity of any one issuer which exceeded 10% of the shareholders' equity of the Company at March 31, 1997.

III.  LOAN PORTFOLIO
A. The following table sets forth the composition of the Company's mortgage and other loan portfolios and mortgage-backed securities portfolios in dollar amounts and in percentages at March 31. All dollars are in thousands.


                                         1997                1996                 1995                1994                1993
                                   ----------------    ----------------     ----------------    ----------------    ----------------
                                               % of                % of                % of                % of                % of
                                    Amount    Total     Amount    Total      Amount    Total     Amount    Total     Amount    Total
                                    ------    -----     ------    -----      ------    -----     ------    -----     ------    -----
Loans Receivable:
   Mortgage loans:
      One-to-four family           $69,602   76.56%    $73,413   78.87%     $74,385   83.90%    $73,354   92.08%    $75,515   92.86%
      Other mortgage loans
   Commercial real estate            8,141    8.95%      8,171    8.78%       6,160    6.95%      3,457    4.34%      3,513    4.32%
       Multi-family                  2,710    2.98%      3,242    3.48%       1,595    1.80%        623    0.78%        692    0.85%
       Land                              0    0.00%          0    0.00%           0    0.00%         10    0.01%         12    0.02%
   Construction                        545    0.60%        591    0.63%       2,428    2.74%        748    0.94%         40    0.05%
                                   -------------------------------------------------------------------------------------------------
         Total  mortgage loans     $80,998   89.09%    $85,417   91.76%     $84,568   95.39%    $78,192   98.15%    $79,772   98.10%
                                   -------------------------------------------------------------------------------------------------

  Consumer & other loans:
     Visa/Mastercard                     0    0.00%        389    0.42%          37    0.04%
     Automobile                        431    0.47%        400    0.43%         362    0.41%        224    0.28%        373    0.46%
     Share                             188    0.21%        242    0.26%         233    0.26%        213    0.27%        303    0.37%
     Home Equity and Second Mtg.     2,853    3.14%      1,789    1.92%       1,273    1.44%        784    0.98%        703    0.86%
  Commercial and other               6,446    7.09%      4,846    5.21%       2,182    2.46%        253    0.32%        169    0.21%
                                   -------------------------------------------------------------------------------------------------
  Total  Consumer & other Loans      9,918   10.91%      7,666    8.24%       4,087    4.61%      1,474    1.85%      1,548    1.90%
                                   -------------------------------------------------------------------------------------------------
         Gross loans receivable    $90,916  100.00%    $93,083  100.00%     $88,655  100.00%    $79,666  100.00%    $81,320  100.00%
                                   -------------------------------------------------------------------------------------------------

Less:
  Loans in process                     236                  48                1,422                 735                   7
  Unearned discounts, premiums
     & deferred loan fees, net         365                 419                  443                 433                 377
                                   -------------------------------------------------------------------------------------------------
  Loans receivable                 $90,315             $92,616              $86,790             $78,498             $80,936
                                   =================================================================================================
Mortgage loans purchased
  under agreements to resell
  One- to four-family              $95,276             $80,031              $25,179             $34,193             $29,240
                                   =================================================================================================
Mortgage Loans
    held for sale                     $914                $513
                                   =================================================================================================

Total Loans                       $186,505            $173,160             $111,969            $112,691            $110,176
                                  ========            ========             ========            ========            ========
Mortgage-backed securities:
  FHLMC certficates                 $4,221              $4,892               $5,956              $4,969              $5,174
  GNMA certificates                  3,199               3,600                2,924               3,249               3,297
  FNMA certificates                    862                 880                  970                  --                  --
  CMOs                                 239                 834                  904               2,041               1,514
                                   -------------------------------------------------------------------------------------------------
       Total mtg-backed securities   8,521              10,206               10,754              10,259               9,985
                                   -------------------------------------------------------------------------------------------------
Net premiums and discounts             (11)                (14)                 (14)                 16                  23
                                   -------------------------------------------------------------------------------------------------
       Net mtg-backed securities    $8,510             $10,192              $10,740             $10,275             $10,008
                                   =================================================================================================

Mortgage loans:
  Adjustable rate                  $28,175   34.78%    $34,362   40.23%     $35,394   41.85%    $27,762   35.50%    $33,505   42.00%
  Fixed rate                        52,823   65.22%     51,055   59.77%      49,174   58.15%     50,430   64.50%     46,267   58.00%
                                   -------------------------------------------------------------------------------------------------
       Total mortgage loans        $80,998  100.00%    $85,417  100.00%     $84,568  100.00%    $78,192  100.00%    $79,772  100.00%
                                   =================================================================================================

  B. LOAN MATURITY
         The following table shows the maturity of the Company's loan and mortgage-backed portfolio at March 31, 1997. Except for mortgage loans purchased under agreements to resell and mortgage-backed securities, loans are shown as being due in accordance with the contractual scheduled principal repayments. Mortgage loans purchased under agreements to resell are shown based upon contractual resale terms. Mortgage-backed securities are shown as being due in accordance with contractual term to maturity and do not include scheduled principal amortization.

                                                          AT MARCH 31, 1997
                                ------------------------------------------------------------------------------------------
                                                                        Mortgage
                                                                          Loans       Mortgage
                                             Consumer     Total         Purchased      Loans
                                               and        Loans           Under        Held        Mortgage-
                                Mortgage      Other     Receivable      Agreements     For         Backed
                                 Loans        Loans       Gross         To Resell      Sale        Securities      Total
                                ------------------------------------------------------------------------------------------
                                                           (Dollars In Thousands)
         Amounts due
         Within 1 year           $ 3,954      $5,462     $ 9,416         $95,276       $914         $2,635        $108,241
                                ------------------------------------------------------------------------------------------
         After 1 year
           1-3 years               9,832       2,171      12,003              --         --            654          12,657
           3-5 years               9,773       1,129      10,902              --         --            852          11,754
           5-10 years             20,077         987      21,064              --         --             63          21,127
           10-15 years            13,172         169      13,341              --         --            441          13,782
           Over 15 years          24,190          --      24,190              --         --          3,865          28,055
                                ------------------------------------------------------------------------------------------
         Total due after 1 year   77,044       4,456      81,500              --         --          5,875          87,375
                                ------------------------------------------------------------------------------------------

         Total Amounts Due       $80,998      $9,918     $90,916         $95,276       $914         $8,510        $195,616
                                ==========================================================================================


         The following table sets forth, at March 31, 1997, the dollar amount of all loans and mortgage-backed securities due after March 31, 1998, and whether such loans and mortgage-backed securities have fixed interest rates or adjustable interest rates.

                                                LOANS MATURING AFTER MARCH 31, 1998
                                          ------------------------------------------------
                                           Fixed Rate         Adjustable Rate
                                                    (In Thousands)                  Total
                                          ------------------------------------------------
         Mortgage loans                      $50,278              $26,766          $77,044
         Non-mortgage loans                    3,006                1,450            4,456
                                          ------------------------------------------------
           Total loans receivable             53,284               28,216           81,500

         Mortgage-backed securities            2,165                3,710            5,875
                                          ------------------------------------------------

           Total loans receivable and
           mortgage-backed securities        $55,449              $31,926          $87,375
                                          ================================================

  C.  RISK ELEMENTS
  1.   Non-performing Assets

         The following table sets forth information regarding non-performing assets (nonperforming loans and real estate owned) at the dates indicated. Interest income on consumer and other loans is accrued over the term of the loan except when serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower has the ability to make contractual interest and principal payments, in which case the loan is returned to accrual status. Effective for fiscal 1992, the Company adopted a policy of placing all mortgage loans delinquent 90 days or more on non-accrual status. At that time, all accrued but uncollected interest on mortgage loans 90 days or more delinquent was reversed. Effective for fiscal 1996, the Company adopted SFAS 114 and 118 which establish accounting guidelines for impaired loans. A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. SFAS 118 requires that loss allowances established on impaired loans shall be determined by using the present value of estimated future cash flows of the loan discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent.


                                                                                     At March 31,
                                                                1997        1996         1995        1994        1993
                                                                ----        ----         ----        ----        ----
                                                                                            (Dollars In Thousands)
         Accruing mortgage loans
           delinquent more than 90 days                       $   --      $   --         $ --        $ --        $ --
         Accruing consumer and other
           loans delinquent more than
           90 days                                                --           4           --           6           8
         Non-accruing mortgage
           loans delinquent more than
           90 days                                               229         523          463         394         196
         Non-accruing consumer and
           other loans delinquent
           more than 90 days                                      --          --           --          --           4
                                                              -------------------------------------------------------
         Total loans delinquent
           more than 90 days                                     229         527          463         400         208
         Restructured loans                                      287         306          341         251         351
         Impaired Loans                                        5,920       2,164           --          --          --
                                                              -------------------------------------------------------
         Total non-performing loans                            6,436       2,997          804         651         559
         Total real estate owned,
           net of related reserves                               146          --           --          --          44
                                                              -------------------------------------------------------

         Total non-performing assets                          $6,582      $2,997         $804        $651        $603
                                                              =======================================================


                                                                                     At March 31,
                                                                1997        1996         1995        1994        1993
                                                                ----        ----         ----        ----        ----
                                                                                            (Dollars In Thousands)
         Accruing mortgage loans delinquent
           more than 90 days to total loans                     0.00%       0.00%        0.00%       0.00%       0.00%
         Accruing consumer and other loans
            delinquent more than 90 days to total loans         0.00        0.00         0.00        0.01        0.01
         Non-accruing mortgage loans delinquent
           more than 90 days to total loans                     0.12        0.30         0.41        0.35        0.18
         Non-accruing consumer and other loans
           delinquent more than 90 days to total loans             0        0.00         0.00        0.00        0.00
         Non-accrual loans to total loans                       0.12        0.30         0.41        0.35        0.19
         Restructured loans to total loans                      0.15        0.18         0.30        0.22        0.32
         Total non-performing loans to total loans              3.45        1.73         0.71        0.57        0.51
         Total non-performing assets to total assets            2.90        1.46         0.56        0.45        0.44
         Gross interest income that would have been
           recorded if loans had been current in
           accordance with original terms                       $509        $206          $54         $50         $36
         Interest income from non-performing loans
           and restructured loans included in income            $304        $150          $22         $28         $18

         Of the total balance of impaired loans as of March 31, 1997, approximately $1.2 million relates to amounts associated with Bennett Funding Group Inc. ("Bennett") and Aloha Capital Corporation ("Aloha"), an affiliate of Bennett. The reason for the impairment classification is that Bennett recently filed for Chapter 11 bankruptcy and Aloha was drawn into involuntary bankruptcy. The Bank purchased numerous leases secured by small business equipment such as copy and facsimile machines from Bennett and Aloha. The purchases total approximately $396,000 from Bennett and $1.3 million from Aloha. Both companies act as servicing agents to collect lease payments for the Bank. The Company has negotiated a settlement, and the anticipated recovery is approximately 70% of the original balance. The portion of the allowance for loan losses allocated to the above loans is approximately $61,000 which is based on the present value of the anticipated cash flows of these loans. The amount deemed to be uncollectable was $433,000 and was charged-off during the year ended March 31, 1997.

         Also included in the impaired loan balance at March 31, 1997 are 65 single family construction loans, all located in the state of Indiana with a total outstanding balance of $4.7 million and total unfunded commitments of $2.1 million. Eighteen of these loans, totaling $1.3 million, are outstanding to one builder. The Company has allocated $308,000 of the allowance for loan losses to these loans. Forty one of these loans totaling $2.4 million are outstanding to two affiliated companies, one of which is in bankruptcy. The Company has allocated $125,000 of the allowance for loan losses to these loans. The remaining 6 loans totaling $1.2 million are with three separate builders and the Company has allocated $116,000 of the allowance for loan losses to these loans. The Company has performed inspections of all of these properties, either internal or through third parties, and has utilized this information in determining the adequacy of its loan loss reserves.

    2.   Potential Problem Loans

         As of March 31, 1997, there were no loans where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms which are not included in Section C.1 above. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section C.1 above.

    3.   Foreign Outstandings
         None

    4.   Loan Concentrations

         The Company grants real estate and consumer loans including education, home improvement and other consumer loans primarily in LaPorte and Porter counties of Indiana. Substantially all loans are secured by consumer assets and real estate. Loans secured by real estate mortgages make up approximately 89.1% of the loan portfolio at March 31, 1997 and are primarily secured by residential mortgages. Loans purchased under agreements to resell are residential mortgages secured by one-to four-family residences located throughout the United States.

  D.  OTHER INTEREST-EARNING ASSETS

         There are no other interest-earning assets as of March 31, 1997 which would be required to be disclosed under Item III, Section C.1 or 2 of Guide 3 if such assets were loans and nonperforming.

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

         The following table sets forth the Company's allowance for loan losses at or for the dates indicated.

                                                                At or for the Year
                                                                  Ended March 31,
                                               1997         1996      1995         1994        1993
                                             --------------------------------------------------------
                                                              (Dollars in Thousands)
         Balance at beginning
           of period                         $1,347         $673      $595         $495        $228
         Charge-offs:
           Mortgage loans                       (26)          --        --           --         (11)
           Consumer and other
              loans                            (454)        (125)       --           (4)         (6)
            Mortgage Loans purchased
            under agreements to resell         (501)        (221)       --           --          --
                                             --------------------------------------------------------
                    Total charge offs          (981)        (346)        0           (4)        (17)

         Recoveries:
           Mortgage loans                       251           --        --           --           5
           Consumer and other
              loans                              --           --        --            1           1
                                             --------------------------------------------------------
               Total  recoveries                251           --        --            1           6

         Net charge-offs                       (730)        (346)        0           (3)        (11)

         Provision for loan losses            1,191        1,020        78          103         278
                                             --------------------------------------------------------
         Balance at end of period            $1,808       $1,347      $673         $595        $495
                                             ========================================================
         Ratio of allowance for
           loan losses to net loans
            at end of period                   0.98%        0.79%     0.60%        0.53%       0.45%
         Ratio of allowance for
           loan losses to total
           non-performing loans
           at end of period                   28.09        44.94     83.71        91.40       88.55

         Ratio of net charge-offs
           to average loans outstanding
           during the period                   0.42         0.23      0.00         0.00        0.01



                                                              March 31,  (Dollars in Thousands)
                                             ---------------------------------------------------------------------
                                                     1997                   1996                     1995
                                             Amount  Percentage(1)  Amount  Percentage(1)    Amount  Percentage(1)
                                             ------  -------------  ------  -------------    ------  -------------
         Allowance at end of
         period applicable to:
            Mortgage Loans                   $  374           44%   $  500           49%     $  300          75%
            Consumer Loans and other            230            5       447            5         171           3
            Mortgage Loans purchased
            under agreements to resell          981           51       200           46          77          22
            Unallocated                         223            0       200         0.00         125        0.00
                                             ---------------------------------------------------------------------
         TOTAL                               $1,808       100.00%   $1,347       100.00%     $  673      100.00%
                                             =====================================================================

                                                  March 31,  (Dollars in Thousands)
                                             --------------------------------------------
         Allowance at end of                         1994                   1993
         period applicable to:               Amount  Percentage(1)  Amount  Percentage(1)
                                             ------  -------------  ------  -------------
            Mortgage Loans                      300           69%   $  240           72%
            Consumer Loans and other            147            1       106            1
            Mortgage Loans purchased
            under agreements to resell            0           30         0           27
            Unallocated                         148            0       149         0.00
                                             --------------------------------------------
         TOTAL                                  595       100.00%   $  495       100.00%
                                             ============================================

         (1) Percent of type of loans in each category to total loans at the dates indicated.

V.  DEPOSITS

The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented at year end. See Table I Distribution of Assets, Liabilities and Shareholders' Equity; Interest rates and Interest Differential for presentation of average balances and average rate paid on deposits for the period ended March 31, 1997, 1996 and 1995. All Dollars are in thousands.

                                                                          At March 31,
                         --------------------------------------------------------------------------------------------------------
                                        1997                                  1996                             1995
                                        ----                                  ----                             ----
                                                    Weighted                           Weighted                          Weighted
                                       Percent       Average                 Percent    Average               Percent     Average
                                      of Total       Nominal                of Total    Nominal              of Total     Nominal
                           Amount     Deposits        Rate      Amount      Deposits     Rate     Amount     Deposits      Rate
                           ------     --------        ----      ------      --------     ----     ------     --------      ----
Demand accounts (1):
  Money market           $  9,509        6.34%        3.53%   $  9,425         6.82%     3.53%  $  8,944        7.98%      3.34%
  NOW and demand           23,700       15.82         1.32      32,194        23.28      1.03     20,871       18.62       1.42
                         ---------------------                ----------------------            ---------------------
Total demand accounts      33,209       22.16         1.99      41,619        30.10      1.61     29,815       26.60       2.02

Passbook accounts          27,230       18.18         3.01      27,985        20.24      3.01     29,090       25.96       3.01

Certificate accounts:
  Ninety-one days and
     under                  9,941        6.64         5.53       1,047         0.76      4.54        191        0.17       3.90
  Six month                14,861        9.92         5.32      15,082        10.91      5.21     12,055       10.76       5.03
  One year                 10,993        7.33         5.29      11,154         8.07      5.06      8,873        7.92       5.20
  Eighteen months           5,182        3.46         5.41       5,536         4.00      5.70      5,618        5.01       4.63
  Two year                  2,605        1.74         5.69       2,456         1.78      5.40      2,938        2.62       4.80
  Three year                4,999        3.34         5.72       6,180         4.47      5.25      7,184        6.41       5.12
  Four year                 1,499        1.00         5.47       2,022         1.46      5.45      2,551        2.28       5.61
  Five to ten year          4,471        2.98         5.90       4,764         3.45      5.95      3,999        3.56       5.90
  IRA and Keogh accounts    7,395        4.94         5.62       7,320         5.29      5.64      6,971        6.22       5.64
  Jumbo (2)                27,424       18.31         5.63      13,096         9.47      5.42      2,786        2.49       5.65
                         ---------------------                ----------------------            ---------------------
Total certificate
  accounts                 89,370       59.66         5.53      68,657        49.66      5.37     53,166       47.44       5.22
                         ---------------------                ----------------------            ---------------------

Total deposits           $149,809      100.00%        4.30%   $138,261       100.00%     3.78%  $112,071      100.00%      3.81%
                         =======================================================================================================


(1) At March 31, 1997, 1996 and 1995, total demand and NOW accounts included noninterest-bearing deposits of $10.0 million, $17.9 million and $8.3 million, respectively.

(2)  Deposit balances greater than $100,000.


At March 31, 1997, the Company had outstanding $36.8 million in deposit accounts in amounts greater than $100,000 maturing as follows:

                                                         Amount
                                                         ------
           Maturity Period                           (In Thousands)
           ---------------
           Three months or less                         $33,134
           Over three months through six months           1,800
           Over six months through 12 months              1,100
           Over 12 months                                   740
                                                        -------
           TOTAL                                        $36,774
                                                        =======

VI.  RETURN ON EQUITY AND ASSETS

         The ratio of net income to average equity and average total assets and certain other ratios are as follows:


                                                         1997         1996         1995
                                                         ----         ----         ----
                                                            (Dollars in Thousands)
         Average total assets                         $204,311     $179,145     $132,281

         Average equity                               $ 19,567     $ 17,578     $ 16,028

         Net income                                   $  2,312     $  2,458     $  1,660

         Cash dividends declared                            --     $     --     $     --

         Return on average total assets                   1.13%        1.37%        1.25%

         Return on average equity                        11.82%       13.98%       10.36%

         Dividend payout percentage
           (Dividends declared divided by net income)     0.00%        0.00%        0.00%

         Average equity to average total assets           9.58%        9.81%       12.12%

VII. SHORT-TERM BORROWINGS

         During the fiscal year ended March 31, 1997, the Company utilized short-term borrowings, primarily from the Federal Home Loan Bank of Indianapolis and overnight Federal Funds, to meet the funding requirements of the Mortgage Loan Reverse Repurchase Program. Information regarding short term borrowing activity is provided as follows:


                                                                          At or for the Year Ended   At or for the Year Ended
                                                                               March 31, 1997             March 31, 1996
                                                                          ------------------------   ------------------------
                                                                           (Dollars in Thousands)     (Dollars in Thousands)
         FHLB advances and line of credit:
           Average balance outstanding                                           $38,964                    $28,233
           Maximum amount outstanding at any month-end during the period          46,284                     47,230
           Balance outstanding at end of period                                   46,284                     38,124
           Weighted average interest rate during the period                         5.55%                      5.95%
           Weighted average interest rate at end of period                          5.88%                      5.60%

         Federal funds purchased
           Average balance outstanding                                           $ 4,500                    $ 5,475
           Maximum amount outstanding at any month-end during the period           7,000                      7,000
           Balance outstanding at end of period                                    7,000                      7,000
           Weighted average interest rate during the period                         5.84%                      5.81%
           Weighted average interest rate at end of period                          6.50%                      5.63%




                                                                             At or for the Year Ended
                                                                                  March 31, 1995
                                                                             ------------------------
                                                                              (Dollars in Thousands)
         FHLB advances and line of credit:
           Average balance outstanding                                               $2,495
           Maximum amount outstanding at any month-end during the period              5,363
           Balance outstanding at end of period                                       5,363
           Weighted average interest rate during the period                            5.05%
           Weighted average interest rate at end of period                             6.55%

         Federal funds purchased
           Average balance outstanding                                               $  752
           Maximum amount outstanding at any month-end during the period              7,000
           Balance outstanding at end of period                                       7,000
           Weighted average interest rate during the period                            5.94%
           Weighted average interest rate at end of period                             6.63%

         At March 31, 1997, specific mortgage loans with a carrying value of approximately $56,180,000 and specific securities with a carrying value of approximately $9,513,000 were pledged to the Federal Home Loan Bank of Indianapolis to secure current and future advances from the Federal Home loan Bank. In addition, the Bank has a line of credit approved up to $5,000,000 with the Federal Home Loan Bank of Indianapolis. This line is secured by the specific collateral listed above. The Bank had borrowings of $3,784,000 against this line of credit at March 31, 1997.

         At March 31, 1997, the Bank had $4,049,000 in outstanding letters of credit issued through the Federal Home Loan Bank of ndianapolis. These letters of credit are secured by the same collateral as the line of credit mentioned above. The balance of these letters of credit at March 31, 1997 is $0.

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

         The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank, and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

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

Federal Savings Institution Regulation

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

         The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time the OTS has deferred implementation of the interest rate risk component. At March 31, 1997, the Bank met each of its capital requirements and it is anticipated that the Bank will not be subject to the interest rate risk component.

         The following table presents the Bank's capital position at March 31, 1997 relative to fully phased-in regulatory requirements.

                                             Excess
                    Actual      Required  (Deficiency)    Actual    Required
                    Capital     Capital      Amount       Percent   Percent
                    --------------------------------------------------------
                                      (Dollars in Millions)

Tangible             $18.4        $ 3.4       $15.0        8.18%      1.50%

Core (Leverage)      $18.4        $ 6.8       $11.6        8.18%      3.00%

Risk-based           $20.0        $10.8       $ 9.2       14.8%       8.00%

_________________
(1) Although the OTS capital regulations require savings institutions to meet a 1.5% tangible capital ratio and a 3% leverage (core) capital ratio, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard.

         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to weighted assets of less than 8%, a ratio of Tier I
(core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF presently meets the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This was situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

         In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank were placed at the substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

         On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $723,000 on a pre-tax basis and $437,000 on an after-tax basis.

         The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for a FICO payment of 1.3 basis points, while SAIF deposits will pay 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

         As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the third quarter of 1997 to 18 to 27 basis pints. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

         The Bank's assessment rate for the fiscal 1997 ranged from 23 to 6.48 basis points and the premium paid for this period was $225,000. At fiscal year end March 31, 1997, the assessment rate was 6.48 basis points. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings associations convert to national banks or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At March 31, 1997, the Bank's limit on loans to one borrower was $3.1 million. At March 31, 1997, the Bank's largest aggregate outstanding balance of loans to one borrower totaled $2.4 million.

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

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 1997, the Bank maintained 91.6% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At March 31, 1997, the Bank was a Tier 1 Bank.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for March 31, 1997 were 5.6% and 2.7% respectively, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 1997 totaled $59,000.

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

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position and requires board approval procedures to be followed.

         Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law establishes criminal penalties for certain violations.

         Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation;
interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-Indianapolis, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Indianapolis, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB-Indianapolis stock at March 31, 1997 of $2,752,000. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended March 31, 1997, 1996, and 1995 dividends from the FHLB-Indianapolis to the Bank amounted to $211,000, $194,000, and $151,000. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater that $49.3 million, the reserve requirement is $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess or $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


                           Federal and State Taxation

Federal Taxation

         GENERAL The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For its 1997 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.


Bad Debt Reserves

         For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

         The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

         A thrift institution required to change its method of computing reserves for bad debts will treat such change in method of accounting, initiated by the taxpayer, as having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

         Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

         Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of March 31, 1996 [other than its supplemental reserve for losses on loans, if any] over the balance of such reserves as of March 31, 1988. As a result of such recapture, the Bank will be required to pay approximately $270,000 which is generally expected to be taken into income beginning in 1998 over a 6 year period.

Distributions

         Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of March 31, 1988) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's taxable income.

         The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.


SAIF Recapitalization Assessment

         The Funds Act Levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

Corporate Alternative Minimum Tax

         For taxable years beginning after December 31, 1986, the code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under an experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of
 .12% of the excess AMTI (with certain modifications) over $2.0 million is imposed on corporations whether or not an Alternative Minimum Tax ("AMT") is paid. The Company was not subject to the AMT liability for the year ended March 31, 1997 or 1996.

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

Item 2.  Description of Properties
----------------------------------

         The Company conducts its business through its main office and branch facility located in Michigan City, Indiana, and a branch office in LaPorte, Indiana, all of which are owned by the Company.

                                                              Date              Net Book Value at
         Location                                             Acquired          March 31, 1997
         --------                                             --------          --------------
         Executive & Main Office
         126 E. Fourth Street, Michigan City, IN  46360       1979 (1)          $1,565,055.76

         Branch Offices
         3710 S. Franklin Street, Michigan City, IN  46360    1974                 164,171.60

         801 Monroe Street, LaPorte, IN  46350                1966 (2)             822,929.55
                                                                                -------------

         TOTAL                                                                  $2,552,156.91
                                                                                =============


(1) Construction completed during 1981.
(2) Renovated during 1996.

         In addition, the Bank leases office space at 701 E. 83rd Avenue, Suite E in Merrillville, Indiana for the operation of a mortgage banking/origination office.



Item 3.  Legal Proceedings
--------------------------

         The Company is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are, in the aggregate, not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

         Additional Item.  Executive Officers of the Company

         The following table sets forth certain information regarding the executive officers of the Company who are not also Directors.

                                          Positions Held With the Company
         Name                   Age(1)    and/or the Bank
         ----                   ------    ---------------

         Daniel R. Buresh        38       Vice President and Controller

         George L. Koehm         34       Vice President, Treasurer and Chief
                                              Financial Officer

         Allen E. Jones          51       Assistant Vice President and Secretary

         (1) At March 31, 1997

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder
---------------------------------------------------------
            Matters.
            -------

CB Bancorp, Inc., common stock is listed and traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small-Cap Market under the symbol CBCO. Stock price quotations are published in daily newspapers including the Wall Street Journal. As of March 31, 1997, CB Bancorp, Inc. had approximately 264 holders of record of the Company's shares, not including those investors holding the Company's stock in street name.

Stock Prices
The following table sets forth the common share sale prices and number of shares traded during the 8 quarters ended March 31, 1997.

         Quarter Ended           High        Low      Number of Shares Traded
         --------------------------------------------------------------------
         June 30, 1995          13 1/2     12 3/4               90,493
         September 30, 1995     15 3/4     12 3/4              302,837
         December 31, 1995      18 1/2     15 1/2              188,720
         March 31, 1996         19 3/4     17 1/4              153,347
         June 30, 1996          18 1/4     16 1/4              199,525
         September 30, 1996     20 3/4     17                  238,300
         December 31, 1996      25 1/2     19 3/4              203,878
         March 31, 1997         34 1/4     23 3/4              575,888

No dividends were paid during the above stated periods.

NASDAQ Market Makers
As of March 31, 1997 the following firms were market makers in the Company's shares:
         Howe, Barnes & Johnson, Inc.                Sandler O'Neill & Partners
         Stifel Nicolaus & Co.                       Natcity Investments, Inc.
         Herzog, Heine, Geduld, Inc.                 Sherwood Securities Corp.
         The Ohio Company

Item 6.
-------
Management's Discussion and Analysis or Plan of Operation
---------------------------------------------------------

The following discussion provides information regarding CB Bancorp's financial condition and results of operations for each of the years ended March 31, 1997, 1996 and 1995. This discussion should be read in conjunction with the consolidated financial statements of CB Bancorp, Inc. and the notes thereto, which appear elsewhere herein.

Overview
--------

CB Bancorp, Inc., ("The Company") is a unitary thrift holding company headquartered in Michigan City, Indiana. Its wholly owned subsidiary, Community Bank, A Federal Savings Bank, ("The Bank") has been and continues to be in the business of attracting deposits from the general public and investing these deposits, together with funds generated from operations and borrowings, primarily in one-to four-family residential mortgage loans and loans purchased under agreements to resell and, to a lesser extent, commercial and consumer loans, mortgage-backed securities, U.S. Government and agency securities and other marketable securities.

The Bank also operates a wholly owned subsidiary, Community Financial Services, Inc., ("Community Financial") which offers tax return preparation services to individuals and small businesses as well as tax-deferred annuities and life insurance products to customers of the Bank and the general public. Community Financial has a 99% limited partner interest in Pedcor Investments-1994-XX, L.P. which was formed for the construction, ownership and management of an 80 unit apartment project located in LaPorte County. Terms of the partnership agreement allocate 99% of the eligible tax credits and operating losses to the limited partner. Community Financial is also the 100% owner of Community Brokerage Services, Inc., a fully registered securities broker-dealer, which offers full service brokerage services to the general public.

The Company's results are primarily based on the Bank's results. The Bank's operating results are dependent primarily on net interest income, the difference between interest income earned on loans, securities, mortgage-backed and related securities and the Company's cost of funds (interest paid to its depositors and interest paid for borrowed funds).

Operating results are also affected by the provision for loan losses, noninterest income, and expense items. Noninterest income primarily includes earnings of the Bank's wholly owned subsidiary, Community Financial, gains and losses from sale of interest-earning and other assets, and fee income, including fees earned under the Bank's Mortgage Loan Reverse Repurchase Program ("Program"). Noninterest expenses principally consist of employee compensation and benefits, occupancy and equipment expenses, federal deposit insurance premiums and other administrative expenses. Factors that significantly impact operating results include general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Other than those discussed in this document, management is unaware of any trends or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources, or operations of the Company. In addition, management is unaware of any recommendations by regulatory authorities which, if implemented, would have such an effect.

The Company operates out of the Bank's main office located at 126 E. Fourth Street, Michigan City, Indiana. The Bank also conducts business out of its two full service branch offices located at 3710 S. Franklin Street in Michigan City and 801 Monroe Street, LaPorte, Indiana. The Bank has also established a loan production/mortgage banking office in Merrillville, Indiana located at 701 E. 83rd Avenue, Suite E, Merrillville, Indiana. The Bank's retail deposit-gathering base is concentrated in the communities surrounding its offices while its lending base extends throughout LaPorte and contiguous counties. Also, through its Program, the Bank funds and temporarily invests in one- to four-family mortgages originated in various states throughout the United States by the Program's participants.


Mortgage Loan Reverse Repurchase Program
----------------------------------------

In the fiscal year 1991, the Company instituted the Mortgage Loan Reverse Repurchase Program. The Company held loans that were purchased under agreements to resell from 66 of the 117 approved mortgage companies as of March 31, 1997. The Program is carried out pursuant to agreements with each participant which provide for the purchase at par (less certain fees paid to the participant by the borrower) of whole mortgage loans by the Company, at its option, and the subsequent resale of such loans to the Participant (for transfer to an end investor). Purchase money and refinance mortgage loans are generally held no more than 90 days by the Company and typically are resold within 30 days. Construction loan mortgages acquired via the Program are held for the duration of the construction loan period, typically for six months or longer. At March 31, 1997, construction loan balances totaled $25.4 million and accounted for 26.7% of the Company's total outstanding investment in the Program. The Company records interest income on the loans based on a stated rate of interest tied to the prime rate (as established from time to time by a major Chicago-based financial institution) during the funding period, and not the rates on individual loans, plus a fee (recorded as non-interest income) collected from the Participant for each loan when resold. It is the Company's policy to purchase under the Program only those loans that comply with accepted secondary market underwriting standards or Community Bank's portfolio underwriting criteria. The Company had recently modified the agreements with mortgage companies participating in the Program such that the guaranty of loans purchased from the mortgage company will be a lower amount; the Company continues to primarily look to the individual borrowers as the primary source of repayment. Management believes that the change in these guaranty arrangements will have no impact on the Program.


Based upon the current interest rate environment, management projects that the Company's net interest margin will decline over the foreseeable future as the Company's liabilities continue to reprice upwards. Management can make no assurances with respect to the interest rate environment. The Company's Mortgage Loan Reverse Repurchase Program has been and is a key contributor to the Company's efforts to maintain a strong net interest margin. Management is aware that a decline in Program activity would negatively impact the Company's profitability.

Financial Condition
-------------------

         Total Assets at March 31,

                           1997 - $227.1 million     1996 - $205.4 million
                           (represents an increase of $21.7 million or 10.6%) The year to year increase in total assets, was primarily attributable to growth in the Company's Mortgage Loan Repurchase Program.

         Mortgage Loan Reverse Repurchase
         Program Loans Outstanding at March 31,

                           1997 - $95.3 million      1996 - $80.0 million
                           (represents an increase of $15.3 million or 19.1%) Increase is attributed to an increase in the number of mortgage companies participating in the Program. Since its inception, the Program has caused the level of the Company's assets and liabilities to fluctuate between periods.

         Loans Receivable at March 31,

                           1997 - $90.3 million      1996 - $92.6 million
                           (represents a decrease of $2.3 million or 2.5%) Decrease primarily attributable to an increase in the sales of the Company's single-family fixed rate loans.


         Securities Portfolio at March 31,

                           1997 - $17.7 million      1996 - $19.2 million
                           (represents a decrease of $1.5 million or 7.8%) Decrease primarily attributable to the allocation of a portion of the cash flows received from the maturities and repayments of the securities portfolio into the Program.

                           The primary objective of the Company's securities portfolio is to contribute to profitability, by providing a stable cash flow of dependable earnings and available-for-sale securities which provide a store of liquidity. The securities portfolio consists of U.S. Government Agency Securities, short-term investment grade corporate notes, marketable equity securities and Federal Home Loan Bank Stock. The Company also has investments in both variable and fixed rate U.S. Government Agency mortgage-backed securities.

Cash and Cash Equivalents at March 31,

                           1997 - $14.7 million             1996 - $6.1 million
                           (represents an increase of $8.6 million or 141.0%) Increase primarily due to a substantial inflow of funds resulting from activity in the Program. Due to the volatile day to day funding requirements of the Program, the Company's cash position is subject to significant fluctuations.

Premises and Equipment at March 31,

                           1997 - $2.9 million       1996 - $2.4 million
                           (represents an increase of $0.5 million or 20.8%)
                           Increase   primarily   attributable   to   the  major
                           renovation of the Company's La Porte branch office facility.

Other Assets at March 31,

                           1997 - $4.3 million  1996 - $3.1 million
                           (represents an increase of $1.2 million or 38.7%) Increase primarily attributable to an increase in deferred taxes receivable, foreclosed real estate, and increases in the cash surrender value of life insurance policies.

Non-performing Assets at March 31,

                           1997 - $6.6 million  1996 - $3.0 million
                           (represents an increase of $3.6 million or 120.0%) Increase primarily attributable to a $3.7 million increase in impaired loans from $2.2 million at March 31, 1996 to $5.9 million at March 31, 1997. Loan loss reserves at March 31, 1997 totaled $1.8 million, an increase of $461,000 or 34.2% over the prior fiscal year.


At March 31, 1997, impaired assets include 65 single family construction loans, all located in the state of Indiana with a total outstanding balance of $4.7 million and total unfunded commitments of $2.1 million. Eighteen of these loans, totaling $1.3 million, are outstanding to one builder with the current outstanding balance reflecting a chargeoff of $141,000 during the year ended March 31, 1997. The Company has allocated $308,000 of the allowance for loan losses to these loans. Forty one of these loans totaling $2.4 million are outstanding to two affiliated companies, one of which is in bankruptcy. The Company has allocated $125,000 of the allowance for loan losses to these loans. The remaining 6 loans totaling $1.2 million are with three separate builders and the Company has allocated $116,000 of the allowance for loan losses to these loans.

Also included in impaired assets is $1.2 million in principal due the Company on four pools of small business equipment leases that the Company acquired through contractual relationships entered into with Bennett Funding Group, Inc. and its affiliate Aloha Capital Corporation (f.k.a. Bennett Leasing Corporation). Per the terms of the contractual arrangements, Bennett Funding Group, Inc. and Aloha Capital Corporation, act as the servicing agents for the respective pools of leases sold to the Company. Bennett Funding Group Inc. sought Chapter 11 Bankruptcy protection on March 29, 1996. Several weeks later, Aloha Capital Corporation was placed into involuntary bankruptcy at the request of the court appointed Bankruptcy Trustee for Bennett Funding Group, Inc. The outstanding balance reflects a charge-off of $433,000 during the year ended March 31,1997 on the original balance of $1.7 million. The Company has allocated $61,000 of the allowance for loan losses to these leases. The Company has negotiated a settlement and the anticipated recovery is approximately 70% of the original balance.


Total Liabilities at March 31,

                           1997 - $206.3 million     1996 - $186.6 million
                           (represents an increase of $19.7 million or 10.6%) This increase is primarily attributable to an $11.5 million or 8.4% increase in total deposits from $138.3 million at March 31, 1996 to $149.8 million at March 31, 1997 and $8.2 million or 18.2% increase in borrowed funds from $45.1 million at March 31, 1996 to $53.3 million at March 31, 1997. The growth in liabilities was primarily due to the increased funding needs of the Program.

The increase in total deposits was concentrated in certificates of deposits. Certificate balances increased $20.7 million or 30.2%, primarily attributable to management's decision to utilize the public fund and institutional deposit markets to meet the Company's funding needs. Management has found these markets to be reliable and attractively priced funding sources and will continue to take advantage of these funding sources as market conditions warrant. Partially offsetting the increase in certificates of deposits was an $8.4 million or 20.2% decrease in demand deposit accounts. More than 90% of the Company's demand deposit balances are held by mortgage companies that are participating in the Company's Program. The level of balances maintained in demand deposits, by these companies, fluctuates significantly between periods.


Total borrowed funds at March 31, 1996, consist of $7.0 million in federal funds purchased and $46.3 million in Federal Home Loan Bank advances, of which $45.3 million will mature in less than one year.

Comparison of Operating Results for the Years Ended March 31, 1997 and 1996

GENERAL: Net income for the year ended March 31, 1997 was $2,312,000 compared to $2,458,000 in the prior year. This $146,000 decrease in net income is primarily attributable to a $723,000 nonrecurring pretax charge resulting from legislation signed into law on September 30, 1996, to recapitalize the Federal Deposit Insurance Corporation's Savings Association Insurance Fund. Earnings were also negatively impacted by an increase in non-interest expenses related to the start up of a newly established mortgage banking division and to the pending merger with Pinnacle.


         Interest Income for year ended March 31,

                           1997 - $16.4 million      1996 - $14.4 million
                           (represents an increase of $2.0 million or 13.9%) This increase is attributable to increased activity in the Company's Mortgage Loan Reverse Repurchase Program which was the primary factor in a $23.5 million or 13.9% increase in average interest-earning assets outstanding from $168.5 million for the year ending March 31, 1996 to $192.0 million for the year ending March 31, 1997.

         Interest income earned under the Program increased $2.2 million or 39.6% over the prior fiscal year. The average outstanding investment in the Program increased from $58.3 million for the twelve months ended March 31, 1996 to $82.1 million for the twelve months ended March 31, 1997. The increase in outstandings in the Program is attributable to an increase in the number of mortgage companies participating in the Program. Although management is committed to continue growing the Program by increasing the number of participants, no assurance can be given that the level of outstandings held under the Program for the fiscal year March 31, 1997 will be maintained. Interest income on the loans receivable portfolio, securities and mortgage backed securities portfolio and other interest earning assets decreased $67,000, $28,000 and $18,000, respectively. Fewer assets were allocated to these categories by management over the course of the year because of asset allocations to the Program.


         Interest Expense for year ended March 31,

                           1997 - $8.1 million       1996 - $7.1 million
                           (represents an increase of $1.0 million or 14.1%) This increase is primarily attributable to a $22.5 million or 15.0% increase in average interest-bearing liabilities over the prior fiscal year. This increase resulted from the increased funding needs of the Program. In the course of funding this Program management considers the relevant costs of deposits and borrowings and acquires the needed funds accordingly.

         Net Interest Income for year ended March 31,

                           1997 - $8.3 million       1996 - $7.3 million
                           (represents an increase of $1.0 million or 13.7%) Increase resulted from substantially higher outstandings in the Company's Mortgage Loan Reverse Repurchase Program. The Company`s net interest margin ratio for the twelve months ended March 31, 1997 was 4.31% as compared to the prior fiscal year's ratio of 4.33%.

         Provision for Loan Losses for year ended March 31,

                           1997 - $1.2      million  1996 - $1.0 million
                           (represents an increase of $200,000 or 20.0%)
                           The 1997 provision for loan losses resulted from management's continued evaluation of the loan portfolio, national and regional economic indicators, and the determination of specific allowances for loan loss allocations needed for impaired loans and increases needed to replenish net charge-offs.

         The Company's allowance for loan losses increased to $1.8 million at March 31, 1997 from $1.3 million at March 31, 1996. Management's decision to add to loan loss reserves was primarily attributable to several factors: 1.) To replenish $730,000 of net chargeoffs against the loan reserves recorded in fiscal 1997, 2.) To build up the level of reserves to properly reflect the Company's increased activity in construction lending, commercial lending and consumer lending, and 3.) To set-up specific reserves for impaired loans. The Company will continue to monitor its allowance for loan losses and make future loan loss provisions in consideration of the amount and types of loans in its portfolio and as economic conditions dictate.

         Noninterest Income for year ended March 31,

                           1997 - $1.8 million       1996 - $1.2 million
                           (represents an increase of $600,000 or 50.0%) Increase is primarily attributable to a $320,000 increase in fees related to the Mortgage Loan Reverse Repurchase Program, a $268,000 increase in gains on the sale of mortgage loans sold through the Company's mortgage banking division and a $52,000 increase in service charges, fees and late charges. These increases were partially offset by a $11,000 decrease in commission income received by Community Financial Services, Inc. from the sale of tax-deferred annuities and a $43,000 decrease in other income.


         Noninterest Expense for year ended March 31,

                           1997 - $5.3 million       1996 - $3.6 million
                           (represents an increase of $1.7 million or 47.2%) Increase is primarily attributable to an increase of $684,000 in deposit insurance premiums resulting from the one-time assessment cited above, increased personnel, occupancy and promotion expense related to the Company's newly established mortgage banking division, and higher professional fees related to an increase in legal and accounting fees related to the pending merger with Pinnacle.

         Income Tax Expense for year ended March 31,

                           1997 - $1.2 million       1996 - $1.4 million
                           (represents a decrease of $200,000 or 14.3%)
                           Income taxes decreased primarily as a result of an increase of $90,000 in tax credits that the Company recorded from its investment in the limited partnership, Pedcor Investments- 1994-XX, L.P., in the current fiscal year as compared to the prior fiscal year and decreased earnings before income taxes.


Comparison of Operating Results for the Years Ended March 31, 1996 and 1995
---------------------------------------------------------------------------

         GENERAL: Net income for the year ended March 31, 1996 was $2,458,000 compared to $1,660,000 in the prior year. This $798,000 increase in net income was primarily attributable to increases in net interest income of $2,234,000 or 44.2% and noninterest income of $183,000 or 18.4%.


         Interest Income for year ended March 31,

                           1996 - $14.4 million      1995 - $9.2 million
                           (represents an increase of $5.2 million or 56.5%) This increase was attributable to increased activity in the Company's Mortgage Loan Reverse Repurchase Program and other lending activities which was the primary factor in a $45.9 million or 37.5% increase in average interest earning assets from the prior fiscal year to $168.5 million for the year ending
                           March 31, 1996. In addition, interest income generated by the Company's interest earning assets also benefited from higher year over year yields on these assets.

         Interest income earned under the Program increased $4.1 million or 303.3% over the prior fiscal year. The average outstanding investment in the Program increased from $16.0 million for the twelve months ended March 31, 1995 to $58.3 million for the twelve months ended March 31, 1996. The increase in outstandings in the Program was attributable to increased mortgage refinancing and purchase money mortgages due to lower mortgage interest rates, increased construction lending within the Program, and an expanded number of mortgage companies participating in the Program.

         The increase in interest income was also attributable to growth in the Company's loans receivable portfolio. Interest income on the loans receivable portfolio increased $1.1 million or 17.5% over the prior fiscal year. The average outstanding investment in the loans receivable portfolio increased from $80.8 million at March 31, 1995 to $89.8 million at March 31, 1996. Growth in the loan receivable portfolio was attributable to the origination and purchase of multi-family, construction, commercial mortgage and non-mortgage loans.

         Interest income on interest bearing assets decreased $110,000 or 62.3% as fewer assets were allocated to this category by management over the course of the year because of asset allocations to loans including loans in the Program.

         Interest Expense for year ended March 31,

                           1996 - $7.1 million       1995 - $4.1 million
                           (represents an increase of $3.0 million or 73.2%) Increase is primarily attributable to a $41.0 million or 37.8% increase in average interest-bearing liabilities over the prior fiscal year. This increase resulted from the increased funding needs of the Program and loans receivable portfolio. In the course of funding this Program management considered the relevant costs of deposits and borrowings and acquired the needed funds accordingly.


         Net Interest Income for year ended March 31,

                           1996 - $7.3 million       1995 - $5.1 million
                           (represents an increase of $2.2 million or 43.1%) Increase resulted from substantially higher outstandings in the Company's Mortgage Loan Reverse Repurchase Program and growth in the loans receivable portfolio. In addition, management's efforts to profitably increase the level of interest-earning assets also contributed to a 21 basis point increase in the Company's net interest margin ratio to 4.33% for the twelve months ended March 31, 1996 from 4.12% for the twelve months ended March 31, 1995.

         Provision for Loan Losses for year ended March 31,

                           1996 - $1,020,000         1995 - $78,000
                           (represents an increase of $942,000 or 1,207.7%)
                           The 1996 provision for loan losses resulted from management's continued evaluation of the loan portfolio, national and regional economic indicators, and the determination of specific allowances for loan loss allocations needed for impaired loans and increases needed to replenish net charge-offs.

         The Company's allowance for loan losses increased to $1,347,000 at March 31, 1996 from $673,000 at March 31, 1995. Management's decision to substantially increase the level of loan loss provisions was primarily attributable to several factors: 1.) To replenish $346,000 of chargeoffs against the loan reserves recorded in fiscal 1996, 2.) To build up the level of reserves to properly reflect the Company's increased activity in construction lending, commercial lending and consumer lending, and 3.) To set-up specific reserves for the lease paper purchased from Bennett Funding Group and Aloha Capital Corp.

         Noninterest Income for year ended March 31,

                           1996 - $1.2 million       1995 - $1.0 million
                           (represents an increase of $200,000 or 20.0%) Increase was primarily attributable to a $205,000 increase in fees related to the Mortgage Loan Reverse Repurchase Program and a $23,000 increase in other income. These increases were partially offset by a
                           $13,000 decrease in commission income received by Community Financial Services, Inc. from the sale of tax-deferred annuities and a $33,000 decrease in other service charges and fees due to the absence of a one time consulting fee of $92,000 relative to an affordable housing project that the Company recorded in the prior fiscal year.


         Noninterest Expense for year ended March 31,

                           1996 - $3.6 million       1995 - $3.3 million
                           (represents an increase of $300,000 or 9.09%) Increase was attributable to: 1.) the start up costs of a mortgage banking division in Merrillville, Indiana, which began operations in February of 1996, 2.) expenses incurred related to the acquisition efforts of a mortgage banking company which were later terminated without the consummation of a deal, and 3.) higher legal costs than those of the prior year.

         Income Tax Expense for year ended March 31,

                           1996 - $1.4 million       1995 - $1.0 million
                           (represents an increase of $400,000 or 40.0%)
                           Income taxes increased primarily as a result of increased earnings before income taxes, which was only partially offset by a $70,000 tax credit in the year ended March 31, 1996 related to the Company's investment in the limited partnership, Pedcor Investments-1994-XX-LP.


Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, securities, mortgage-backed securities, advances, and lines of credit from the Federal Home Loan Bank ("FHLB") of Indianapolis and federal funds purchased. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement is based upon a percentage of deposits and short-term borrowings, which may vary at the direction of the OTS depending upon economic conditions and deposit flows. The required ratio is currently 5.0%. The Bank's liquidity ratios were 5.6% and 7.7% at March 31, 1997 and 1996, respectively. Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments, including deposits in financial institutions. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available via FHLB of Indianapolis advances, lines of credit and reverse repurchase agreements.

Management structures the liquid asset portfolio and borrowing capacity of the Company to meet the cash flow needs of operating, investing and financing activities. The Company's liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. At March 31, 1997 and 1996, cash and cash equivalents totaled $14.7 million and $6.1 million, respectively. In addition, the Company maintains a $5.0 million line of credit with the FHLB of Indianapolis to meet short term liquidity needs. The line of credit had an outstanding balance of $3.8 million at March 31, 1997.

Cash flows resulting from operating activities consisted primarily of net income, activity under the Program and the origination and sale of mortgage loans held for sale. Cash flows from operating activities were ($13.0) million, ($51.5) million and $11.1 million for the years ended March 31, 1997, 1996 and 1995, respectively. The Company's primary investing activities have been the purchase and repayment of securities; mortgage-backed securities; and the purchase, origination, and repayment of loans. Net cash flows from investing activities were $2.3 million, ($4.5) million and ($9.3) million for the years ended March 31, 1997, 1996 and 1995, respectively. Net cash from financing activities, primarily the borrowing and repayment of funds and net deposits, were $19.3 million, $58.5 million and ($3.4) million for the years ended March 31, 1997, 1996 and 1995, respectively.

For the years ended March 31, 1997, 1996 and 1995 the Company's single family mortgage loan purchases through the Program totaled $1,112.0 million, $795.9 million and $453.3 million, respectively. Sales of these loans over the same respective time periods totaled $1,096.7 million, $741.0 million and $462.4 million. During the fiscal year ended March 31, 1997, the activity in the Program increased significantly due to an increase in the number of mortgage companies participating in the Program. Management utilized FHLB advances and institutional and public fund deposits to meet the Company's funding needs. The Company maintains borrowing capacity with the FHLB-Indianapolis to meet the funding requirements of the Program as well as the general liquidity needs of Company operations.

At March 31, 1997, the Company had outstanding commitments to originate loans and fund unused lines of credit of $2.8 million, unused letters of credit of $4.1 million and $12.4 million in commitments to fund the undisbursed balances of Program construction loans. Management anticipates that sufficient funds will be available to finance, on a timely basis, its short and long term loan commitments. Certificates of deposit which are scheduled to mature in one year or less at March 31, 1997, totaled $73.8 million. Management's pricing of certificate offerings reflect the Bank's funding needs and the availability of other sources of funds (i.e. FHLB advances, etc.).

Shareholders' equity at March 31, 1997 was $20.8 million, an increase of $2.0 million or 10.7% over March 31, 1996, which represents net income for the twelve months ended March 31, 1997 and the effects of treasury stock transactions, ESOP loan repayment, the amortization of Recognition and Retention Program Shares
(RRP) acquisition costs, tax benefit related to stock plans and the net change in unrealized appreciation on securities available-for-sale, net of tax.


Under OTS capital requirements, at March 31, 1997, the Bank had:

--- Tangible capital (shareholders' equity) of $18.4 million or 8.1% of adjusted total assets thereby exceeding the 1.5% requirement of $3.4 million by $15.0 million.

--- Core capital (tangible capital plus certain intangible assets) of $18.4 million or 8.1% of adjusted total assets thereby exceeding the 3.0% requirement of $6.8 million by $11.6 million.

--- Risk-weighted capital (core capital plus general valuation allowances) of $20.0 million or 14.8% of risk-weighted assets thereby exceeding the 8.0% requirement of $10.8 million by $9.2 million.


At March 31, 1997, the Bank's capital exceeded all of the capital requirements of the OTS.

Asset/Liability Management
--------------------------

Asset/Liability Management is a daily function of the Company's management and is continually changing in response to interest rate fluctuations. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive, and by monitoring the Company's interest rate risk ("IRR") measures produced by the Office of Thrift Supervision from the Bank's quarterly Thrift Financial Reports. Management regularly measures the Bank's interest rate risk by monitoring the effect a 200 basis point instantaneous increase or decrease in market interest rates would have on its net portfolio value ("NPV").

In 1990, the regulators adopted the interest-rate sensitivity approach as one measure of interest-rate risk. This approach measures the projected changes in NPV that would result if interest rates were to increase; instantaneously across the yield curve; by 100, 200, 300 and 400 basis points; or if interest rates were to decline by 100, 200, 300 and 400 basis points. Net portfolio value is defined as the market value of interest earning assets less the market value of interest bearing liabilities. According to the "Interest Rate Risk Report," prepared by the Office of Thrift Supervision as of March 31, 1997, after an adverse rate shock of + 200 points, the Bank's NPV of $24.1 million was projected to decline $1.1 million or 4.5%, to $23.0 million. According to the OTS report, only 15% of thrifts nationwide would have experienced a decline of 5.2% or less. Presented below, as of March 31, 1997, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and substantial parallel shifts of 100 basis points in market interest rates.


             Interest Rate Sensitivity of Net Portfolio Value (NPV)

                               Net Portfolio Value
                               -------------------
             Change
             in Rates        $ Amount       $ Change      % Change
             --------        --------       --------      --------
             +400 bp          21,502         -2,556          -11%
             +300 bp          22,259         -1,799          - 7%
             +200 bp          22,980         -1,078          - 4%
             +100 bp          23,599         -  459          - 2%
                0 bp          24,058
             -100 bp          24,205         +  147          + 1%
             -200 bp          23,697         -  361          - 2%
             -300 bp          23,449         -  609          - 3%
             -400 bp          23,544         -  514          - 2%

The Company's primary strategy for controlling interest rate risk exposure, is to maintain a high level of the Company's asset portfolios in interest rate sensitive assets. Management has accomplished this objective through its investment in the Mortgage Loan Reverse Repurchase Program. Under the Program, the Company purchases single family mortgage loans from select mortgage banking firms on a short-term basis under agreements to resell and earns an adjustable prime rate based return during the holding period. The Program has complemented the Company's portfolio of adjustable rate mortgage loans held for investment which account for 34.8% of mortgage loans receivable, excluding loans in the Program. In addition, the Company has sought to lengthen the maturity of its interest-bearing liabilities by emphasizing longer term certificates of deposit. The Company also has the ability to obtain long-term advances from the FHLB of Indianapolis if such borrowings appear favorable under a particular interest rate environment.

Impact of Inflation and Changing Prices
---------------------------------------

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP") which require the measurement of financial position and operating results in terms of historical dollars (except for securities available-for-sale) without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.


Impact of New Accounting Standards
----------------------------------

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued by the Financial Accounting Standards Board in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The anticipated effect on the consolidated financial statements has not yet been determined.

Also, in March, 1997, the accounting requirements for calculating earnings per share were revised. Basic earnings per share for the quarter ended December 31, 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be compatible to the new methods. As the Company has significant dilution from stock options, the new calculation methods will increase future basic earnings per share over what otherwise would have been reported, while there will be little effect on diluted earnings per share.

Item 7.  Financial Statements
-----------------------------

                         CB BANCORP, INC. AND SUBSIDIARY
                             Michigan City, Indiana

                     1997 CONSOLIDATED FINANCIAL STATEMENTS



                                TABLE OF CONTENTS




REPORT OF INDEPENDENT AUDITORS ............................................  41


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS...........................................  42

     CONSOLIDATED STATEMENTS OF INCOME ....................................  43

     CONSOLIDATED STATEMENTS OF CHANGES
       IN SHAREHOLDERS' EQUITY.............................................  44

     CONSOLIDATED STATEMENTS OF CASH FLOWS.................................  45

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........................  47

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
CB Bancorp, Inc. and Subsidiary
Michigan City, Indiana


We have audited the accompanying consolidated balance sheets of CB Bancorp, Inc. and Subsidiary as of March 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended March 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CB Bancorp, Inc. and Subsidiary as of March 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended March 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of April 1, 1994.



                                             Crowe, Chizek and Company LLP

South Bend, Indiana
May 23, 1997
--------------------------------------------------------------------------------
                                       41

                        CB BANCORP, INC. AND SUBISIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1997 and 1996

--------------------------------------------------------------------------------

                                                                                  1997            1996
                                                                                  ----            ----
ASSETS
Cash and due from financial institutions                                     $  4,847,106    $  4,754,811
Interest-bearing deposits in other financial institutions -
  short term                                                                    9,882,031       1,308,112
                                                                             ------------    ------------
     Cash and cash equivalents                                                 14,729,137       6,062,923
                                                                             ------------    ------------
Securities available for sale                                                     672,059         620,948
Securities held to maturity (Fair value:  $14,348,000 - 1997;
  $15,926,000 - 1996)                                                          14,298,913      15,866,904
Federal Home Loan Bank stock at cost                                            2,751,700       2,702,000
Loans
     Loans purchased under agreements to resell                                95,275,680      80,031,250
     Loans receivable                                                          90,315,402      92,616,450
     Less:  Allowance for loan losses                                          (1,807,660)     (1,346,328)
                                                                             ------------    ------------
                                                                              183,783,422     171,301,372
Mortgage loans held for sale                                                      914,050         512,750
Accrued interest receivable                                                     1,219,432       1,183,259
Premises and equipment, net                                                     2,920,274       2,387,382
Investment in limited partnership                                               1,566,215       1,678,573
Other assets                                                                    4,280,206       3,068,825
                                                                             ------------    ------------

                                                                             $227,135,408    $205,384,936
                                                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Interest-bearing                                                    $139,806,192    $120,408,041
         Non-interest bearing                                                  10,003,301      17,852,856
                                                                             ------------    ------------
              Total deposits                                                  149,809,493     138,260,897
     Borrowed funds                                                            53,283,553      45,124,355
     Obligation due to limited partnership                                      1,467,877       1,450,000
     Accrued expenses and other liabilities                                     1,731,552       1,717,500
                                                                             ------------    ------------
                                                                              206,292,475     186,552,752

Shareholders' equity
     Serial preferred stock, no par value, 500,000 shares
       authorized; none outstanding                                                     -               -
     Common stock, par value $.01 per share;
       shares authorized: 1,500,000;  shares issued: 1,284,238;
       shares outstanding: 1997-1,161,997 and 1996-1,188,226                       12,842          12,842
     Additional paid-in capital                                                 5,865,528       5,813,358
     Retained earnings - substantially restricted                              16,635,085      14,323,484
     Less:
         Treasury stock, 122,241 and 96,012 shares at cost at
           March 31, 1997 and 1996, respectively                               (1,550,290)     (1,081,744)
         Unearned common stock acquired by:
              Employee stock ownership plan                                      (176,583)       (240,794)
              Recognition and retention plans                                      (4,233)        (20,708)
     Net unrealized appreciation on securities available for sale,
       net of tax of $39,738 in 1997 and $16,887 in 1996                           60,584          25,746
                                                                             ------------    ------------
                                                                               20,842,933      18,832,184
                                                                             ------------    ------------

                                                                             $227,135,408    $205,384,936
                                                                             ============    ============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         CB BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    Years ended March 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                     1997          1996         1995
                                                                     ----          ----         ----
Interest income
     Loans receivable
         First mortgage loans                                    $ 6,884,405   $ 6,949,705   $6,189,013
         Consumer and other loans                                    627,028       628,236      260,463
     Loans purchased under agreements to resell                    7,613,007     5,452,138    1,351,924
     Securities - taxable                                            594,933       565,940      567,883
     Mortgage-backed and related securities - taxable                632,276       689,120      653,029
     Other interest-bearing assets - taxable                          48,946        66,742      177,064
                                                                 -----------   -----------   ----------
                                                                  16,400,595    14,351,881    9,199,376
Interest expense
     Deposits                                                      5,680,771     5,040,273    3,961,171
     Borrowed funds                                                2,453,616     2,022,405      182,559
                                                                 -----------   -----------   ----------
                                                                   8,134,387     7,062,678    4,143,730
                                                                 -----------   -----------   ----------

Net interest income                                                8,266,208     7,289,203    5,055,646

Provision for loan losses                                          1,191,000     1,020,000       78,000
                                                                 -----------   -----------   ----------

Net interest income after provision
  for loan losses                                                  7,075,208     6,269,203    4,977,646

Noninterest income
     Gain (loss) on sales of mortgage loans
       held for sale                                                 269,739         1,478            -
     Other                                                         1,493,603     1,176,542      995,084
                                                                 -----------   -----------   ----------
                                                                   1,763,342     1,178,020      995,084

Noninterest expense
     Salaries and employee benefits                                1,941,387     1,561,595    1,493,024
     Occupancy and equipment                                         593,536       512,476      512,394
     SAIF deposit insurance premium                                  947,628       263,397      261,206
     Other                                                         1,863,085     1,271,616    1,075,585
                                                                 -----------   -----------   ----------
                                                                   5,345,636     3,609,084    3,342,209
                                                                 -----------   -----------   ----------

Income before income taxes                                         3,492,914     3,838,139    2,630,521

Income tax expense                                                 1,181,313     1,379,929      970,274
                                                                 -----------   -----------   ----------

Net income                                                       $ 2,311,601   $ 2,458,210   $1,660,247
                                                                 ===========   ===========   ==========


Primary earnings per share                                       $      1.86   $      1.95   $     1.29
Fully dilutive earnings per share                                       1.85          1.94         1.29

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         CB BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Years ended March 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------



                                                                                                           Unearned
                                                                                                            Common
                                                             Additional                                      Stock
                                               Common         Paid-in        Retained       Treasury       Acquired
                                                Stock         Capital        Earnings         Stock         By ESOP
                                                -----         -------        --------         -----         -------

Balance - April 1, 1994                     $    12,842    $  5,862,898   $ 10,205,027   $   (522,899)   $   (369,216)

Adoption of SFAS No. 115 net of tax of $63            -               -              -              -               -
Purchase of 22,000 shares of treasury stock           -               -              -       (243,875)              -
Issuance of 10,916 shares of treasury stock           -         (41,038)             -         95,618               -
Contribution to fund ESOP                             -               -              -              -          64,211
Amortization of RRP contribution                      -               -              -              -               -
Net change in unrealized appreciation
  on securities available for sale, net
  of tax of $1,131                                    -               -              -              -               -
Net income for the year
  ended March 31, 1995                                -               -      1,660,247              -               -
                                            -----------    ------------   ------------   ------------    ------------

Balance - March 31, 1995                         12,842       5,821,860     11,865,274       (671,156)       (305,005)

Purchase of 38,495 shares of treasury stock           -               -              -       (557,427)              -
Issuance of 13,583 shares of treasury stock           -         (78,923)             -        146,839               -
Contribution to fund ESOP                             -               -              -              -          64,211
Amortization of RRP contribution                      -               -              -              -               -
Tax benefit related to stock plans                    -          70,421              -              -               -
Net change in unrealized appreciation
  on securities available for sale,
  net of tax of $15,693                               -               -              -              -               -
Net income for the year ended
  March 31, 1996                                      -               -      2,458,210              -               -
                                            -----------    ------------   ------------   ------------    ------------

Balance - March 31, 1996                         12,842       5,813,358     14,323,484     (1,081,744)       (240,794)

Purchase of 27,873 shares of treasury stock           -               -              -       (487,572)              -
Issuance of 1,644 shares of treasury stock            -         (10,805)             -         19,026               -
Contribution to fund ESOP                             -               -              -              -          64,211
Amortization of RRP contribution                      -               -              -              -               -
Tax benefit related to stock plans                    -          62,975              -              -               -
Net change in unrealized appreciation
  on securities available for sale,
  net of tax of $22,851                               -               -              -              -               -
Net income for the year ended
  March 31, 1997                                      -               -      2,311,601              -               -
                                            -----------    ------------   ------------   ------------    ------------

Balance - March 31, 1997                    $    12,842    $  5,865,528   $ 16,635,085   $ (1,550,290)   $   (176,583)
                                            ===========    ============   ============   ============    ============



                                                                Net Unrealized
                                                   Unearned      Appreciation
                                                    Common      on Securities
                                                     Stock         Available          Total
                                                   Acquired        for Sale,      Shareholders'
                                                    By RRP        Net of Tax         Equity
                                                    ------        ----------         ------

Balance - April 1, 1994                          $    (89,675)  $           -   $   15,098,977

Adoption of SFAS No. 115 net of tax of $63                  -              96               96
Purchase of 22,000 shares of treasury stock                 -               -         (243,875)
Issuance of 10,916 shares of treasury stock                 -               -           54,580
Contribution to fund ESOP                                   -               -           64,211
Amortization of RRP contribution                       41,999               -           41,999
Net change in unrealized appreciation
  on securities available for sale, net
  of tax of $1,131                                          -           1,726            1,726
Net income for the year
  ended March 31, 1995                                      -               -        1,660,247
                                                 ------------   -------------   --------------

Balance - March 31, 1995                              (47,676)          1,822       16,677,961

Purchase of 38,495 shares of treasury stock                 -               -         (557,427)
Issuance of 13,583 shares of treasury stock                 -               -           67,916
Contribution to fund ESOP                                   -               -           64,211
Amortization of RRP contribution                       26,968               -           26,968
Tax benefit related to stock plans                          -               -           70,421
Net change in unrealized appreciation
  on securities available for sale,
  net of tax of $15,693                                     -          23,924           23,924
Net income for the year ended
  March 31, 1996                                            -               -        2,458,210
                                                 ------------   -------------   --------------

Balance - March 31, 1996                              (20,708)         25,746       18,832,184

Purchase of 27,873 shares of treasury stock                 -               -         (487,572)
Issuance of 1,644 shares of treasury stock                  -               -            8,221
Contribution to fund ESOP                                   -               -           64,211
Amortization of RRP contribution                       16,475               -           16,475
Tax benefit related to stock plans                          -               -           62,975
Net change in unrealized appreciation
  on securities available for sale,
  net of tax of $22,851                                     -          34,838           34,838
Net income for the year ended
  March 31, 1997                                            -               -        2,311,601
                                                 ------------   -------------   --------------

Balance - March 31, 1997                         $     (4,233)  $      60,584   $   20,842,933
                                                 ============   =============   ==============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         CB BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended March 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                      1997             1996              1995
                                                                      ----             ----              ----
Cash flows from operating activities
     Net income                                                  $   2,311,601     $   2,458,210    $     1,660,247
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation and amortization                                 219,997           187,104            342,215
         Provision for loan losses                                   1,191,000         1,020,000             78,000
         (Gain) loss on sales of:
              Mortgage loans held for sale                            (269,739)           (1,478)                 -
              Securities available for sale                                  -                 -                650
              Foreclosed real estate                                       755           (16,731)           (16,240)
         Loans purchased under agreements to resell             (1,111,965,098)     (795,862,263)      (453,339,372)
         Sale of loans purchased under agreements
           to resell                                             1,096,720,668       741,010,220        462,353,515
         Mortgage loans originated for sale                        (15,669,346)         (585,786)                 -
         Proceeds from sales of mortgage loans
            held for sale                                           15,537,785            74,514                  -
         Amortization of RRP contribution                               16,475            26,968             41,999
         Change in:
              Accrued interest receivable                              (36,173)         (396,855)          (138,011)
              Other assets                                          (1,024,828)         (370,009)           (30,532)
              Accrued expenses and other liabilities                    14,052           911,471            114,610
                                                                 -------------     -------------    ---------------
                  Net cash from operating activities               (12,952,851)      (51,544,635)        11,067,081

Cash flows from investing activities
     Net change in long term interest-bearing deposits
       in other financial institutions                                       -           983,475           (885,276)
     Net change in loans receivable                                  1,095,951        (6,223,912)        (5,717,413)
     Proceeds from:
         Sale of securities available for sale                               -                 -             49,200
         Maturities of securities held to maturity                   3,420,782         9,161,482          6,300,000
         Principal collected on mortgage-backed securities           2,381,737         2,311,441          3,215,365
         Sale of foreclosed real estate                                328,245            92,210             58,937
     Purchase of:
         Securities and mortgage-backed securities
           available for sale                                                -                 -            (53,324)
         Securities and mortgage-backed securities
           held to maturity                                         (4,236,862)      (10,104,120)        (9,424,682)
         Federal Home Loan Bank stock                                  (49,700)         (351,600)                 -
         Loans receivable                                                    -                 -         (2,627,077)
         Premises and equipment, net                                  (743,977)         (176,519)          (134,506)
     Investment in limited partnership                                 112,358          (153,573)           (75,000)
                                                                 -------------     -------------    ---------------
         Net cash from investing activities                          2,308,534        (4,461,116)        (9,293,776)

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended March 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                     1997             1996               1995
                                                                     ----             ----               ----
Cash flows from financing activities
      Net change in deposits                                  $     11,548,596    $   26,189,663   $     (2,934,877)
      Proceeds from borrowed funds                                 326,879,583     1,709,466,300        238,718,275
      Repayment of borrowed funds                                 (318,720,385)   (1,676,704,749)      (239,100,610)
      Net change in obligation due to limited
        partnership                                                     17,877                 -                  -
      Purchase of treasury stock                                      (487,572)         (557,427)          (243,875)
      Issuance of shares of treasury stock                               8,221            67,916             54,580
      Contribution to fund ESOP                                         64,211            64,211             64,211
                                                              ----------------    --------------   ----------------
         Net cash from financing activities                         19,310,531        58,525,914         (3,442,296)
                                                              ----------------    --------------   ----------------

Net change in cash and cash equivalents                              8,666,214         2,520,163         (1,668,991)

Cash and cash equivalents at beginning of year                       6,062,923         3,542,760          5,211,751
                                                              ----------------    --------------   ----------------

Cash and cash equivalents at end of year                      $     14,729,137    $    6,062,923   $      3,542,760
                                                              ================    ==============   ================

Supplemental disclosures of cash flow information

      Cash paid during the year for
         Interest                                             $      8,029,751    $    6,870,582   $      4,147,503
         Income taxes                                                1,810,000         1,618,449            885,250

      Noncash investing activities
         Transfer from:
             Securities held for sale to securities
               available for sale                             $              -    $            -   $        574,841
             Mortgage-backed and related securities to
               mortgage-backed and related securities
               held to maturity                                              -                 -         10,275,366
         Transfer from investment securities to securities
           held to maturity                                                  -                 -          7,170,481
         Investment in/obligation due to limited
            partnership (Note 16)                                            -                 -          1,450,000
         Real estate acquired in settlement of loans                   475,429            75,479             42,697

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of CB Bancorp, Inc. and its wholly-owned subsidiary. CB Bancorp, Inc. is a holding company located in Michigan City, Indiana and owns all the outstanding stock of Community Bank, A Federal Savings Bank ("the Bank") which owns all the outstanding stock of Community Financial Services Inc. ("Community Financial"), (together referred to as "the Company"). Community Financial has a 99% limited partner interest in Pedcor Investments-1994-XX, L.P. Community Financial also owns 100% of Community Brokerage Services, Inc. ("Community Brokerage"). All significant inter-company balances and transactions are eliminated in consolidation.

Nature of Operations and Industry Segment Information: The Bank operates in the single industry of banking, including granting loans (primarily real estate loans), accepting deposits, and other banking activities. Community Financial offers various annuity and insurance programs and tax return preparation services to Bank customers and others. Pedcor Investments-1994-XX, L.P. was formed for the construction, ownership, and management of an 80 unit affordable housing project in LaPorte County, Indiana. Community Brokerage is a full service discount brokerage firm and is a member of the National Association of Securities Dealers. The Company operates primarily in the banking industry which accounts for more than 90% of its revenues, operating income and assets.

Use of Estimates: To prepare consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and future results could differ. The collectibility of loans, allowance for loan losses, the determination and carrying value of impaired loans, fair values of financial instruments, securities valuations, the carrying value of loans purchased under agreements to resell, the carrying value of loans held for sale, the realization of deferred tax assets and status of contingencies are particularly subject to change in the near term.

Securities: On April 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company now classifies securities into held to maturity, available for sale and trading categories. Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available for sale securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains and losses included in earnings. Securities are written down to fair value when a decline in fair value is not temporary. Adoption of SFAS No. 115 on April 1, 1994 increased shareholders' equity by $96, net of $63 tax effect.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Realized gains and losses resulting from the sale of securities are computed by the specific identification method. Interest and dividend income, adjusted by amortization of purchase premium or discount using the level yield method, is included in earnings.

Loans Purchased Under Agreements to Resell: The Company purchases residential mortgage loans from various mortgage companies prior to sale of these loans by the mortgage companies in the secondary market. The Company held loans that were purchased under agreements to resell from 66 of the 117 approved mortgage companies as of March 31, 1997. The Company purchases such loans from mortgage companies at par, net of certain fees, and later sells them back to the mortgage companies at the same amount and without recourse provisions. As a result, no gains and losses are recorded at the resale of loans. The Company records interest income on the loans during the funding period and the Company records fee income received from the mortgage company for each loan when the loan is sold. The Company uses the stated interest rate in the agreement with each mortgage company for interest income recognition, and not the interest rates on individual loans. The Company does not retain servicing of the loans when they are resold. Purchase money and refinance mortgage loans are generally held no more than 90 days by the Company and typically are resold within 30 days. Construction loan mortgages acquired are held for the duration of the construction loan period, which is typically six months or longer.

Mortgage Loans Held for Sale: Mortgage loans intended for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

Interest Income on Loans: Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if the interest accrual should be discontinued. When serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. Under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as a component of the provision for loan losses.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, the allowance for loan losses, and charge-offs. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments of information available to them at the time of their examination. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

SFAS No. 114 and No. 118 were adopted effective April 1, 1995 and require recognition of loan impairment. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. The effect of adopting these standards was not material.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of a borrower's operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 90 days or more. Commercial and mortgage loans placed on nonaccrual are often considered for impairment. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and non-performing and past-due asset disclosures.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment: Premises and equipment of the Company are stated at cost less accumulated depreciation. Premises are depreciated using the straight-line method with useful lives ranging from twelve to fifty years, and equipment is depreciated using the straight-line method with useful lives ranging from four to twelve years. Land is carried at cost. These assets are reviewed for impairment under SFAS No. 121 when events indicate the carrying amount may not be recoverable. Maintenance and repairs are expensed and improvements are capitalized.

Foreclosed Real Estate: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. After acquisition, a valuation allowance is recorded through a charge to income for the amount of estimated selling costs. Valuations are periodically performed by management, and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling costs. Foreclosed real estate amounted to approximately $146,000 and $0 at March 31, 1997 and 1996, and is included in other assets in the consolidated balance sheets.

Servicing Rights: Prior to adopting SFAS No. 122 on April 1, 1996, servicing right assets were recorded only for purchased rights to service mortgage loans. Subsequent to adopting this standard, servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans originated in-house and sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. The impact of the adoption of SFAS No. 122 was not material.

Excess servicing fees receivable is reported when a loan sale results in servicing in excess of normal amounts, and is expensed over the life of the servicing on the interest method.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Stock Compensation: Expense for employee compensation under stock option plans is based on Opinion 25, with expense reported only if options are granted below market price at grant date. If applicable, proforma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 was used for stock-based compensation.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Financial Instruments With Off-Balance-Sheet Risk: The Company, in the normal course of business, makes commitments to extend credit which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed separately.

Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents is defined as cash and due from financial institutions and federal funds sold, as well as investments with original maturities under 90 days. Net cash flows are reported for long-term interest bearing deposits in other financial institutions, customer loan and deposit transactions and obligation due to limited partnership.

Earnings Per Share and Treasury Stock: Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents which would arise from considering dilutive stock options. The weighted average number of shares for calculating earnings per common share for the years ended March 31 is:

                                1997              1996             1995
                                ----              ----             ----

         Primary              1,242,382        1,261,062         1,289,998
         Fully diluted        1,250,781        1,264,728         1,291,301

Reclassifications: Some items in the prior consolidated financial statements have been reclassified to conform with the current presentation.

--------------------------------------------------------------------------------

                                   (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:

                                             -----------------------------March 31, 1997---------------------------
                                                                      Gross             Gross
                                                 Amortized         Unrealized        Unrealized            Fair
                                                   Cost               Gains            Losses              Value
                                                   ----               -----            ------              -----
Marketable equity securities                 $       571,737    $      101,188     $         (866)   $      672,059
                                             ===============    ==============     ==============    ==============


                                             -----------------------------March 31, 1996---------------------------
                                                                      Gross            Gross
                                                Amortized          Unrealized       Unrealized            Fair
                                                  Cost                Gains           Losses              Value
                                                  ----                -----           ------              -----
Marketable equity securities                 $       578,315    $       43,956     $       (1,323)   $      620,948
                                             ===============    ==============     ==============    ==============


The amortized cost and fair value of securities held to maturity are as follows:

                                             -----------------------------March 31, 1997---------------------------
                                                                      Gross           Gross
                                                  Amortized        Unrealized      Unrealized            Fair
Debt securities                                     Cost             Gains            Losses             Value
---------------                                     ----             -----            ------             -----
U.S. Government and
  federal agencies                             $     3,000,000   $          -     $      (48,000)  $      2,952,000
Corporate notes                                      2,789,297          5,988             (2,285)         2,793,000
Mortgage-backed                                      8,509,616        102,517             (9,133)         8,603,000
                                               ---------------   ------------     --------------   ----------------

                                               $    14,298,913   $    108,505     $      (59,418)  $     14,348,000
                                               ===============   ============     ==============   ================


                                             -----------------------------March 31, 1996---------------------------
                                                                      Gross           Gross
                                                  Amortized        Unrealized      Unrealized             Fair
Debt securities                                     Cost              Gains          Losses              Value
---------------                                     ----              -----          ------              -----
U.S. Government and
  federal agencies                             $     3,000,000   $          -     $      (30,000)  $      2,970,000
Corporate notes                                      2,674,726          5,296             (6,022)         2,674,000
Mortgage-backed                                     10,192,178        143,374            (53,552)        10,282,000
                                               ---------------   ------------     --------------   ----------------

                                               $    15,866,904   $    148,670     $      (89,574)  $     15,926,000
                                               ===============   ============     ==============   ================

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and fair value of debt securities by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            ---------March 31, 1997-----------
                                               Amortized              Fair
                                                 Cost                 Value
                                                 ----                 -----

    Due in one year or less                 $    1,778,276      $    1,777,000
    Due after one year through five years        4,011,021           3,968,000
    Mortgage-backed securities                   8,509,616           8,603,000
                                            --------------      --------------

                                            $   14,298,913      $   14,348,000
                                            ==============      ==============

There were no sales of securities during the years ended March 31, 1997 and 1996. Sales of securities available for sale during the year ended March 31, 1995 resulted in gross proceeds of $49,200 and gross losses of $650.


NOTE 3 - LOANS

The Company has entered into agreements with mortgage companies in which the Company purchases, at its discretion, mortgage loans from the mortgage companies at par, net of certain fees, and later sells them back to the mortgage companies at the same amount and without recourse provisions. The Company records interest income on the loans during the funding period and the Company records fee income (recorded as noninterest income) received from the mortgage company for each loan when resold. The interest income recorded is based on a rate of interest tied to the prime rate (as established from time to time by a major Chicago-based financial institution) during the funding period, and not the rates on individual loans. Such loans are reviewed, prior to purchase, for evidence that the loans are of secondary market quality or meet the Company's internal underwriting guidelines. An assignment of the mortgage to the Company is required. In addition, the Company either takes possession of the original note and forwards such note to the end investor or the Company receives a certified copy of the note and subsequently receives acknowledgment from the end investor of receiving the original note. A commitment to purchase from an end investor is required prior to purchase by the Company. In the event that the end investor would not honor this commitment and the mortgage companies would not be able to honor their repurchase obligations, the Company would then need to sell these loans in the secondary market at the fair value of these loans. Purchase money and refinance loans are generally held no more than 90 days by the Company and are typically resold within 30 days. The Company also purchases interim construction loans under this program and holds these loans for the duration of the construction loan period which is typically six months or longer. With regard to the interim construction loans in the pipeline, the Company recognizes that there may be additional credit risk due to possible change in the borrower's financial condition during the interim construction period. The Company had approximately $25,407,000 and $29,416,000 of interim construction loans purchased under agreements to resell at March 31, 1997 and 1996.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

The mortgage companies from which individual mortgage loans have been purchased under agreements to resell and the related amounts of such loans outstanding are as follows at March 31:

                                Company                                  1997                1996
                                -------                                  ----                ----

        Company A                                                  $      5,172,843    $    12,792,251
        Company B                                                         8,611,206          8,614,313
        Company C                                                        13,677,480          6,791,723
        Company D                                                         8,336,445          5,023,314
        Company E                                                         5,646,301                  -
        Company F                                                         5,619,318          3,058,493
        Companies with balances between $1,000,000 and
          $5,000,000 (1997 - 16 companies; 1996 - 11 companies)          35,126,513         30,195,670
        Other companies with balances less than $1,000,000               13,085,574         13,555,486
                                                                   ----------------    ---------------

                                                                   $     95,275,680    $    80,031,250
                                                                   ================    ===============

Loans receivable at March 31 are summarized as follows:

                                                                          1997               1996
                                                                          ----               ----
       First mortgage loans (principally conventional)
           Principal balances
                Secured by one-to-four family residences           $     69,601,991    $    73,413,053
                Secured by other properties                              10,850,459         11,412,555
                Construction loans                                          544,995            591,450
                                                                   ----------------    ---------------
                                                                         80,997,445         85,417,058
           Loans in process                                                (236,431)           (47,836)
           Unearned discounts                                                (1,966)              (993)
           Net deferred loan origination fees                              (361,912)          (417,599)
                                                                   ----------------    ---------------
                                                                         80,397,136         84,950,630

       Consumer and other loans
           Principal balances
                VISA/Master cards                                                 -            388,685
                Automobile                                                  431,142            400,132
                Home equity and second mortgage                           2,852,797          1,789,185
                Commercial                                                6,092,907          4,532,775
                Other                                                       541,420            555,043
                                                                   ----------------    ---------------
                                                                          9,918,266          7,665,820
                                                                   ----------------    ---------------

                                                                   $     90,315,402    $    92,616,450
                                                                   ================    ===============

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses for the years ended March 31 is summarized as follows:

                                                                 1997              1996             1995
                                                                 ----              ----             ----

        Balance at beginning of year                        $   1,346,328    $     672,276     $      594,453
        Provision charged to income                             1,191,000        1,020,000             78,000
        Recoveries                                                251,906                -                  -
        Charge-offs                                              (981,574)        (345,948)              (177)
                                                            -------------    -------------     --------------

        Balance at end of year                              $   1,807,660    $   1,346,328     $      672,276
                                                            =============    =============     ==============

Impaired loans were as follows:

                                                                                   1997              1996
                                                                                   ----              ----

Year end loans with no allowance for loan losses allocated                   $           -       $    500,942
Year end loans with allowance for loan losses allocated                          5,920,000          1,663,477
Amount of the allowance allocated                                                  610,000            166,348
Average of impaired loans during the year                                        3,459,000            333,020
Interest income recognized during impairment                                       289,132            144,320
Cash-basis interest income recognized                                              224,887            128,339

Nonaccrual and renegotiated loans for which interest has been reduced totaled approximately $804,000 at March 31, 1995. Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized at March 31, 1995 is summarized as follows:

                                                                                     1995
                                                                                     ----

           Interest income that would have been recorded                         $      54,000
           Interest income recognized                                                  (22,000)
                                                                                  ------------

           Interest income forgone                                                $     32,000
                                                                                  ============


The Bank is not committed to lend additional funds to debtors whose loans have been modified.

Of the total balance of impaired loans as of March 31, 1997 and 1996, approximately $1.2 million and $1.7 million relates to amounts associated with Bennett Funding Group Inc. ("Bennett") and Aloha Capital Corporation ("Aloha"), an affiliate of Bennett. The outstanding balance reflects a charge-off of $433,000 during the year ended March 31, 1997 on the original balance of $1.7 million. The reason for the impairment classification is that Bennett recently filed for Chapter 11 bankruptcy and Aloha was drawn into involuntary bankruptcy. The Bank purchased numerous leases secured by small business equipment such as copy and facsimile machines from Bennett and Aloha. The purchases total approximately $396,000 from Bennett and $1.3 million from Aloha. Both companies act as servicing agents to collect lease payments for the Bank. The Company has negotiated a settlement, and the anticipated recovery is approximately 70% of the original balance. The amount deemed to be uncollectible was $433,000 and was charged off as discussed above. The portion of the allowance for loan losses allocated to the above loans was approximately $61,000 at March 31, 1997 and $166,000 at March 31, 1996, which is based on the present value of the anticipated cash flows of these loans.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Also included in the impaired loan balance at March 31, 1997 are 65 single family construction loans, all located in the state of Indiana, with a total outstanding balance of $4.7 million and total unfunded commitments of $2.1 million. Eighteen of these loans, totaling $1.3 million, are outstanding to one builder. The Company has allocated $308,000 of the allowance for loan losses to these loans. Forty-one of these loans totaling $2.4 million are outstanding to two affiliated companies, one of which is in bankruptcy. The Company has allocated $125,000 of the allowance for loan losses to these loans. The remaining 6 loans totaling $1.2 million are with three separate builders and the Company has allocated $116,000 of the allowance for loan losses to these loans. The Company continues to monitor the remaining construction loan portfolio for credit risk as a part of its loan classification procedures.


NOTE 4 - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at March 31 is summarized as follows:

                                                     1997              1996
                                                     ----              ----
     Mortgage loan portfolios serviced for the
       Federal Home Loan Mortgage Corporation    $   1,265,900   $    1,483,584
                                                 =============   ==============

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $30,000 and $35,000 at March 31, 1997 and 1996.


NOTE 5 - PREMISES AND EQUIPMENT, NET

Premises and equipment are stated at cost, less accumulated depreciation, and consist of the following at March 31:

                                                          1997          1996
                                                          ----          ----

           Land and land improvements                 $   388,485   $   378,897
           Buildings                                    3,654,467     3,065,759
           Furniture, fixtures, and equipment           1,501,995     1,376,963
           Construction in progress                        25,000        20,022
                                                      -----------   -----------
                                                        5,569,947     4,841,641
           Accumulated depreciation and amortization   (2,649,673)   (2,454,259)
                                                      -----------   -----------

                                                      $ 2,920,274   $ 2,387,382
                                                      ===========   ===========

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 6 - DEPOSITS

The aggregate amount of deposits greater than $100,000 was approximately $36,774,000 and $32,078,000 at March 31, 1997 and 1996.

At March 31, 1997, scheduled maturities of certificates of deposit are as follows:

              1998                         $73,768,000
              1999                           8,334,000
              2000                           4,122,000
              2001                           1,917,000
              2002 and thereafter            1,229,000
                                           -----------
                                           $89,370,000
                                           ===========

NOTE 7 - BORROWED FUNDS

Borrowed funds at March 31 are summarized as follows:
                                                     1997             1996
                                                     ----             ----

     Federal funds purchased                      $ 7,000,000     $ 7,000,000
     Advances from the Federal Home Loan Bank      42,500,000      38,000,000
     Line of credit with Federal Home Loan Bank     3,783,553         124,355
                                                  -----------     -----------

                                                  $53,283,553     $45,124,355
                                                  ===========     ===========

Fixed rate and variable rate advances from the Federal Home Loan Bank at March 31, 1997 amount to $2 million and $40.5 million.

Advances from the Federal Home Loan Bank consist of the following:

                ------------------March 31, 1997----------------------
                                 Weighted Average
                 Maturity          Interest Rate              Amount
                 --------          -------------              ------

                     1998              5.85%               $41,500,000
                     1999              5.67%                 1,000,000
                                                           -----------

                                                           $42,500,000
                                                           ===========

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 7 - BORROWED FUNDS (Continued)

Federal funds purchased represent overnight purchase of federal funds from American National Bank, Chicago, Illinois.

At March 31, 1997 specific mortgage loans with a carrying value of approximately $56,180,000 and specific mortgage-backed securities with a carrying value of approximately $9,513,000 were pledged to the Federal Home Loan Bank of Indianapolis to secure current and future advances from the Federal Home Loan Bank. In addition, the Bank has a line of credit approved up to $5,000,000 with the Federal Home Loan Bank of Indianapolis. This line is secured by the specific collateral listed above. The Bank had borrowings of $3,783,553 against this line of credit at March 31, 1997. The line expires on October 31, 1997 and has a variable rate of interest of 7.10% as of March 31, 1997.

The Federal Home Loan Bank of Indianapolis has issued four irrevocable direct pay letters of credit on behalf of the Bank totaling approximately $4,049,000. These letters of credit are secured by the same collateral listed above. The balance of these letters of credit at March 31, 1997 is $0.

Interest expense on borrowed funds for the years ended March 31 is summarized as follows:

                                 1997              1996              1995
                                 ----              ----              ----

   Advances from the FHLB   $    2,005,621     $   1,501,121    $      64,876
   Other                           447,995           521,284          117,683
                            --------------     -------------    -------------

                            $    2,453,616     $   2,022,405    $     182,559
                            ==============     =============    =============


NOTE 8 - EMPLOYEE BENEFITS

Employee Pension Plan: The Bank is part of a multi-employer defined benefit pension plan covering substantially all employees. The plan is administered by the directors of the Financial Institutions Retirement Fund. There is no separate actuarial valuation of plan benefits nor segregation of plan assets specifically for the Bank. As of June 30, 1996, the latest actuarial valuation, the total plan assets exceeded the actuarially determined value of total vested benefits. There was no pension plan expense or contribution for the years ended March 31, 1997, 1996 and 1995. The administrative cost of the plan is charged to expense and amounted to $1,052, $4,815 and $3,294 for the years ended March 31, 1997, 1996 and 1995.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 8 - EMPLOYEE BENEFITS (Continued)

Deferred Compensation Plan: The Company implemented a deferred compensation plan for its Board of Directors. Under the terms of the plan, directors may elect to defer a portion of their fees which would be retained by the Company with interest being credited to the participant's deferred balance. Upon retirement, the participant would be entitled to receive the accumulated deferred balance, paid over a specified number of years. The Company has purchased insurance contracts on the lives of the participants in the deferred compensation plan and has named the Bank as beneficiary. While no direct contract exists between the deferred compensation plan and the life insurance contracts, it is management's current intent that the proceeds from the insurance contracts will be used as a funding source for the deferred compensation plan. The cash surrender value of the life insurance was approximately $1,474,000 and $1,426,000 at March 31, 1997 and 1996, and is included in other assets. The income derived from the investment in life insurance included in other income was approximately $48,000, $75,000 and $68,000 for the years ended March 31, 1997, 1996 and 1995. At March 31, 1997 and 1996, the accrued liability for deferred fees was approximately $241,000 and $152,000.

Supplemental Retirement Plan: The Bank maintains a supplemental retirement plan for executive officers of the Bank for which the payment of benefits is accelerated upon change of control of the Company. The Bank has purchased insurance contracts on the lives of the participants in the supplemental retirement plan and has named the Bank as beneficiary. While no direct contract exists between the supplemental retirement plan and the life insurance contracts, it is management's current intent that the proceeds from the insurance contracts will be used as a funding source for the supplemental retirement plan. For the years ended March 31, 1996 and 1995 the Bank recorded a liability equal to the projected present value of the payment due at retirement based on the projected remaining years of service using the projected unit credit method. During the year ending March 31, 1997 the Bank funded the liability to a secular trust. This trust is not under the Bank's control. The cash surrender value of the life insurance was approximately $995,000 and $938,000 at March 31, 1997 and 1996, and is included in other assets. The income derived from the investment in life insurance included in other income was approximately $57,000, $59,000 and $52,000 for the years ended March 31, 1997, 1996 and 1995. The cost of the plan charged to expense was approximately $39,000, $44,000 and $40,000 for the years ended March 31, 1997, 1996 and 1995, respectively. The accrued liability to the Bank was approximately $0 and $203,000 at March 31, 1997 and 1996.

Stock Option Plan for Outside Directors: The Board of Directors of the Company has adopted the CB Bancorp, Inc. 1992 Stock Option Plan for outside directors (the "Directors' Plan") of the Company. Options for the purchase of shares of common stock are authorized under the Directors' Plan. The option exercise price must be at least 100% of the fair market value of the common stock on the date of the grant, and the option term cannot exceed 10 years. Eligible directors may exercise 100% of the options awarded to them.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 8 - EMPLOYEE BENEFITS (Continued)

Activity in the Directors' Plan for years ended March 31 is summarized as follows:

                                                         Number of Options
                                           Option        -----------------
                                       Exercise Price    1997         1996
                                       --------------    ----         ----

        Balance at beginning of year     $   5.00         19,264      26,896
        Options exercised                    5.00              -      (7,632)
                                         --------      ---------    --------

        Balance at end of year           $   5.00         19,264      19,264
                                         ========      =========    ========

Recognition and Retention Plans (RRP): The Company has established the Recognition and Retention Plans as a method of providing directors, officers and other key employees of the Bank with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Bank. The terms of each RRP will be identical, only the participants and the number of shares awarded to each participant vary. Eligible directors, officers and other key employees of the Company will earn (i.e., become vested in) shares of common stock covered by the award at a rate of 20% per year. The Bank contributed funds to the RRP to enable the Plans to acquire in the aggregate 38,528 shares of common stock. An expense of $16,475, $26,968 and $41,999 was recorded for these Plans for the years ended March 31, 1997, 1996 and 1995.

Employee Stock Ownership Plan (ESOP): The Bank maintains an ESOP for eligible employees. Employees with 1,000 hours of employment with the Bank and who have attained age 21 are eligible to participate. The ESOP borrowed funds from the Company to purchase 89,896 shares of common stock. Collateral for the loan is the common stock purchased by the ESOP. The loan is being repaid principally from the Bank's discretionary contributions to the ESOP over a seven year period ending in 1999, at a variable interest rate. The current interest rate for the loan is 9.00%. Shares purchased by the ESOP will be held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan are allocated among ESOP participants on the basis of compensation in the year of allocation. Benefits generally become 100% vested after five years of credited service. Prior to the completion of five years of credited service, a participant who terminates employment for reasons other than death, retirement (or early retirement), or disability will not receive any benefit under the ESOP. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable in the form of stock or cash upon termination of employment. The Bank's contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 8 - EMPLOYEE BENEFITS (Continued)

The ESOP compensation expense was $64,211 for each of the years ended March 31, 1997, 1996 and 1995. The ESOP shares as of March 31 were as follows:

                                             1997           1996
                                             ----           ----

        Allocated shares                       51,476        37,604
        Shares released for allocation              -           684
        Unreleased shares                      38,420        51,608
                                           ----------    ----------

                                               89,896        89,896
                                           ==========    ==========

On April 1, 1994, the Bank adopted AICPA's Statement of Position 93-6 ("SOP 93-6") Employers' Accounting for Employee Stock Ownership Plans. SOP 93-6 relates only to shares purchased by the ESOP after December 31, 1992. SOP 93-6 requires that the employer record compensation expense in an amount equal to the fair value of shares committed to be released to employees from the ESOP, and these shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated shares are recorded as a reduction of debt and accrued interest. SOP 93-6 did not affect the Bank's recognition of compensation expense as all shares currently held by the Bank's ESOP were purchased prior to December 31, 1992. Therefore, for the shares currently held by the ESOP, the Bank will continue to recognize compensation expense equal to the amount of cash contributed to the ESOP. All shares held by the ESOP are considered outstanding for earnings per share computations, and all dividends on ESOP shares are recorded as a reduction of retained earnings.

Stock Option Plan: The Board of Directors of the Company adopted the CB Bancorp, Inc. 1992 Incentive Stock Option Plan (the "Option Plan"). Options for the purchase of shares of common stock are authorized under the Option Plan. Officers and employees of the Company and its subsidiary are eligible to participate in the Option Plan. The option exercise price must be at least 100% of the fair market value of the common stock on the date of the grant, and the option term cannot exceed 10 years. Eligible officers and employees of the Company can exercise options awarded to them at a rate of 20% per year.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 8 - EMPLOYEE BENEFITS (Continued)

Activity in the Option Plan for years ended March 31 is summarized as follows:

                                                             Number of Options
                                        Range of Option   ----------------------
                                        Exercise Price       1997         1996
                                        --------------       ----         ----

        Balance at beginning of year    $5.00 - $8.50        80,473      86,424
        Options exercised                   $5.00            (1,644)     (5,951)
        Options forfeited                   $5.00            (3,210)          -
                                                          ---------    --------

        Balance at end of year          $5.00 - $8.50        75,619      80,473
                                                          =========    ========

Outside Directors' Consultation and Retirement Plan: The Board of Directors adopted the Outside Directors' Consultation and Retirement Plan (the "Directors' Consultation Plan"). The purpose of the Directors' Consultation Plan is to provide possible retirement benefits to directors who are not officers or employees of the Company to ensure that the Company will have their continued service and assistance, if annually contracted for by the Board of Directors in the conduct of the Company's business in the future. Effective April 1, 1996, the Board of Directors of the Bank approved the Outside Directors' Emeritus Plan (the "Directors' Emeritus Plan") to replace the Outside Directors' Consultation and Retirement Plan. The purpose of the Directors' Emeritus Plan is to ensure that the Bank may, if the Board so desires, have the continued service and assistance of directors who are not officers or employees of the Bank in the conduct of the Bank's business in the future. The Directors' Emeritus Plan provides that a participant will be eligible, upon termination due to retirement, resignation, discharge, death, disability or otherwise, to receive an amount equal to the most recently received monthly board fee paid to the outside director prior to his termination for a period of 48 months. Directors eligible to participate in the Directors' Emeritus Plan consist of directors who are not active officers or employees of the Bank, who have served as a director for at least three consecutive years and have attained the age of 55. However, an outside director with three years of continuous service whose termination is due to retirement and is prior to his attaining age 55 will become eligible to receive benefits under the Directors' Emeritus Plan when he reaches age 55. In addition, if an outside director with three years of continuous service becomes disabled or dies prior to reaching age 55 or prior to his electing director emeritus status, he or his beneficiary shall receive benefits under the Directors' Emeritus Plan. The resulting liability from the Directors' Emeritus Plan approximates the liability accrued under the Directors' Consultation Plan. An expense of approximately $33,000, $37,000 and $80,000 was recorded for these plans for the years ended March 31, 1997, 1996 and 1995. The resulting liability to the Company was approximately $244,000 and $211,000 at March 31, 1997 and 1996.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 8 - EMPLOYEE BENEFITS (Continued)

During the year ending March 31, 1997, the Company purchased insurance contracts on the lives of the participants in the Directors' Emeritus Plan and has named the Bank as beneficiary. While no direct contract exists between the Directors' Emeritus Plan and the life insurance contracts, it is management's current intent that the proceeds from the insurance contracts will be used as a funding source for the Directors' Emeritus Plan. The cash surrender value of the life insurance was approximately $250,000 at March 31, 1997, and is included in other assets. There was no income derived from the investment in life insurance for the year ending March 31, 1997.


NOTE 9 - INCOME TAXES

The Company files consolidated income tax returns. Prior to April 1, 1996, if certain conditions were met in determining taxable income, the Bank was allowed a special bad debt deduction based on a percentage of taxable income (previously 8%) or on specified experience formulas. The Bank used the percentage-of-taxable-income method for the tax years ended March 31, 1996 and 1995. Tax legislation passed in August 1996 now requires the Company to deduct bad debts for tax purposes based on actual loss experience and recapture the excess bad debt reserve accumulated. The related amount of deferred tax liability which must be recaptured is approximately $270,000 and is payable over a six year period beginning no later than 1998.

Income tax expense for the years ended March 31 is summarized as follows:

                             1997                 1996                1995
                             ----                 ----                ----
           Federal
              Current   $       977,293     $     1,218,694      $     754,847
              Deferred          (92,946)           (146,818)                41
                        ---------------     ---------------      -------------
                                884,347           1,071,876            754,888
                        ---------------     ---------------      -------------
           State
              Current           302,253             363,345            236,603
              Deferred           (5,287)            (55,292)           (21,217)
                        ---------------     ---------------      -------------
                                296,966             308,053            215,386
                        ---------------     ---------------      -------------

                        $     1,181,313     $     1,379,929      $     970,274
                        ===============     ===============      =============

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES (Continued)

Total income tax expense differed from the amounts computed by applying the federal income tax rate of 34% in all periods presented to income before income taxes as a result of the following for the years ended March 31:

                                           1997           1996           1995
                                           ----           ----           ----

Income taxes at statutory rate          $1,187,591     $1,304,967      $894,377
Tax effect of:
    Non-taxable income                      (6,570)        (8,722)      (10,828)
    Increase in cash surrender value of
      life insurance                       (35,846)       (45,656)      (40,798)
    State tax, net of federal income tax
      effect                               195,998        203,315       142,155
    Tax credits                           (160,047)       (70,000)            -
    Other items, net                           187         (3,975)      (14,632)
                                        ----------     ----------      --------

                                        $1,181,313     $1,379,929      $970,274
                                         =========     ==========      ========

The components of the net deferred tax asset recorded in the consolidated balance sheets as of March 31 are as follows:

                                              1997              1996
                                              ----              ----
Deferred tax assets
      Accumulated depreciation            $      48,574    $      41,359
      Bad debts                                 446,952          265,804
      Deferred compensation                           -           80,384
      Deferred loan fees                        124,397          147,439
      Other                                      40,321            4,130
                                          -------------    -------------
                                                660,244          539,116
Deferred tax liabilities
      FHLB stock dividend                       (25,865)         (25,865)
      Affordable housing partnership            (88,413)         (48,745)
      Other                                     (39,737)         (33,659)
                                          -------------    -------------
                                               (154,015)        (108,269)

Valuation allowance                                   -                -
                                          -------------    -------------

                                          $     506,229    $     430,847
                                          =============    =============

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES (Continued)

Shareholders' equity at March 31, 1997 includes approximately $1,308,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $445,000 at March 31, 1997.


NOTE 10 - REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                   Capital to Risk -        Tier 1 Capital To
                                    Weighted Assets             Adjusted
                                 Total           Tier 1       Total Assets
                                 -----           ------       ------------

         Well capitalized          10%                6%            5%
         Adequately capitalized     8%                4%            3%
         Under capitalized          6%                3%            3%

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 10 - REGULATORY MATTERS (Continued)

At March 31, the Bank's actual capital levels (in millions) and minimum required levels were:


                                                                                                Minimum Required
                                                                                                   To Be Well
                                                                     Minimum Required              Capitalized
                                                                        For Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes         Action Regulations
                                                ------               -----------------         ------------------
                                          Amount      Ratio          Amount      Ratio         Amount     Ratio
                                          ------      -----          ------      -----         ------     -----
1997

Total capital (to risk weighted assets)   $  20.0    14.8%           $ 10.8      8.0%          $ 13.5     10.0%
Tier 1 (core) capital (to risk weighted
   assets)                                $  18.4    13.6%           $  5.4      4.0%          $  8.1      6.0%
Tier 1 (core) capital (to adjusted total
   assets)                                $  18.4     8.1%           $  6.8      3.0%          $ 11.4      5.0%
Tangible capital (to adjusted total
   assets)                                $  18.4     8.1%           $  3.4      1.5%             N/A      N/A

1996

Total capital (to risk weighted assets)   $  17.2    15.2%           $  9.0      8.0%          $ 11.3     10.0%
Tier 1 (core) capital (to risk weighted
   assets)                                $  16.0    14.2%           $  4.5      4.0%          $  6.8      6.0%
Tier 1 (core) capital (to adjusted total
   assets)                                $  16.0     7.8%           $  6.1      3.0%          $ 10.2      5.0%
Tangible capital (to adjusted total
   assets)                                $  16.0     7.8%           $  3.1      1.5%           N/A        N/A

At March 31, 1997 and 1996 the Bank was categorized as well capitalized.

Regulations of the Office of Thrift Supervision limit the amount of dividends and other capital distributions that may be paid by a savings institution without prior approval of the Office of Thrift Supervision. This regulatory restriction is based on a three-tiered system with the greatest flexibility being afforded to well-capitalized (Tier 1) institutions. The Bank is currently a Tier 1 institution. Accordingly, the Bank can make, without prior regulatory approval, distributions during a calendar year up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (the excess over its Fully Phased-in Capital Requirements) at the beginning of the calendar year. Accordingly, at March 31, 1997 approximately $4.8 million of the Bank's retained earnings is potentially available for distribution.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 11 - OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense amounts for the years ended March 31 are summarized as follows:


                                                    1997             1996              1995
                                                    ----             ----              ----
     Other noninterest income
         Commission income                    $     104,161     $     115,426    $     127,968
         Service charges and fees                   550,535           506,034          539,137
         Fees related to loans purchased
           under agreements to resell               689,030           369,410          163,984
         Late charges                                28,530            21,510           23,126
         Other                                      121,347           164,162          140,869
                                              -------------     -------------    -------------

                                              $   1,493,603     $   1,176,542    $     995,084
                                              =============     =============    =============

     Other noninterest expense
         Advertising and promotion            $     125,139     $      97,203    $      93,048
         Data processing                            244,790           247,017          243,144
         Insurance                                   20,132            20,348           23,500
         Professional fees                          368,008           174,265          159,707
         Telephone, postage, and supplies           262,736           204,903          183,116
         Employee expenses                          293,671           195,216          145,113
         Other                                      548,609           332,664          227,957
                                              -------------     -------------    -------------

                                              $   1,863,085     $   1,271,616    $   1,075,585
                                              =============     =============    =============


NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of March 1, 1996, the Company leased a branch office in Merrillville, Indiana. Rent expense for the years ended March 31, 1997 and 1996 was approximately $35,000 and $3,000. In accordance with the terms of the lease, the Company provides liability insurance and pays repairs and maintenance costs. As of March 31, 1997, the future annual rental commitments under non-cancelable leases for four years total approximately $148,000, which includes $35,000 in 1998, $36,000 in 1999, $38,000 in 2000 and $39,000 in 2001.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans and unused lines of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and unused lines of credit is represented by the contractual amount of those instruments. The Company follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

At March 31, the Company had outstanding commitments as follows:

                                                         1997          1996
                                                         ----          ----

           Fixed rate loans                          $   210,000   $   137,000
           Fixed rate unused lines of credit             626,000       107,000
           Variable rate unused lines of credit        1,950,000     1,188,000
           Unused letters of credit                    4,149,000     4,074,000
           Undisbursed construction loans in
             repurchase program (variable rate)       12,419,000    12,412,000

Since certain commitments to make loans, lines of credit and commitments to fund loans in process expire without being used, the amounts do not necessarily represent future cash commitments. In addition, commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

The Bank is required to have approximately $1,313,000 and $1,407,000 of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve requirements at March 31, 1997 and 1996.

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have material effect on the Company's consolidated financial condition or results of operations.

Community Financial has a 99% limited partner interest in Pedcor Investments-1994-XX, L.P. which was formed for the construction, ownership, and management of an 80 unit apartment project located in LaPorte County, Indiana. Financing consists of a $2,550,000 first mortgage loan funded with tax exempt bonds. The Bank is the lead lender in the debt financing arrangement and has guaranteed through letters of credit $1,450,000 of the debt financing, which represents the Bank's share of the mortgage loan funded with tax exempt bonds. The remaining portion of the debt financing with tax exempt bonds is guaranteed by participating lenders through letters of credit in amounts proportional to their share of the mortgage loan. The Bank and other lending institutions have as their security a first mortgage lien and an assignment of rents and leases on the apartment complex. As of March 31, 1997, Community Financial has invested $1,566,215, net of recording equity in the operating loss of $182,616 for the fiscal year ended March 31, 1997, in the limited partnership. Community Financial contributed $298,831 in cash to the partnership, including $70,258 contributed during the fiscal year ended March 31, 1997, while the remaining $1,450,000 was funded by short-term tax-exempt notes backed by a letter of credit issued by the Bank. At March 31, 1997, the obligation due to limited partnership was $1,467,877 which represents the amount of principal and accrued interest guaranteed through letters of credit. Terms of the partnership agreement allocate 99% of the eligible tax credits to the limited partner. For the years ended March 31, 1997 and 1996, the limited partner received approximately $160,000 and $70,000 in tax credits from the limited partnership.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Under employment agreements with certain executive officers, certain events leading to separation from the Company or the Bank could result in cash payments totaling approximately $723,000 as of March 31, 1997. The agreements also include provisions to continue to provide life, health and disability insurance coverage for a period of two to three years.


NOTE 13 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Company grants real estate, commercial and consumer loans, including home improvement and other consumer loans, primarily in LaPorte and Porter counties of Indiana. Substantially all loans are secured by consumer assets and real estate. Loans secured by real estate mortgages make up approximately 89% of the loan portfolio at March 31, 1997 and are primarily secured by residential mortgages. Loans purchased under agreements to resell are all residential mortgage loans secured by one-to-four family residences located throughout the United States.


NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company are loan customers of the Company. A summary of the aggregate amount of related party loan activity for those directors, executive officers and their affiliates who have loans aggregating $60,000 or more are as follows:

        Balance - April 1, 1996                              $     361,113
           New loans                                                20,000
           Repayments                                              (15,566)
                                                             -------------
        Balance - March 31, 1997                             $     365,547
                                                             =============

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed financial statements for the Parent Company, CB Bancorp, Inc.


                            CONDENSED BALANCE SHEETS
                             March 31, 1997 and 1996

                                                  1997              1996
                                                  ----              ----
ASSETS
Cash and cash equivalents                   $     1,781,930   $      2,779,683
Securities available for sale                       216,907            165,682
Investment in subsidiary                         18,384,812         16,024,973
Loans purchased under agreements to resell          500,000                  -
Other assets                                         54,605                  -
                                            ---------------   ----------------

                                            $    20,938,254   $     18,970,338
                                            ===============   ================

LIABILITIES                                 $        95,321   $        138,154

SHAREHOLDERS' EQUITY                             20,842,933         18,832,184
                                            ---------------   ----------------

                                            $    20,938,254   $     18,970,338
                                            ===============   ================

                         CONDENSED STATEMENTS OF INCOME
                    Years ended March 31, 1997, 1996 and 1995

                                                   1997               1996                1995
                                                   ----               ----                ----
Income
      Interest income                         $      86,483       $     109,375      $      91,677
      Dividends from the Bank                             -             600,000            600,000
      Other income                                        -                   -              1,900
                                              -------------       -------------      -------------
                                                     86,483             709,375            693,577
Expenses
      Compensation                                   31,750              29,962             28,156
      Other expenses                                109,496              62,478             68,771
                                              -------------       -------------      -------------
                                                    141,246              92,440             96,927
                                              -------------       -------------      -------------

Income(loss) before income tax expense              (54,763)            616,935            596,650

Income tax expense (benefit)                        (23,276)              7,198             (1,424)
                                              -------------       -------------      -------------

Income(loss) before equity in income of Bank        (31,487)            609,737            598,074

Equity in income of Bank                          2,343,088           1,848,473          1,062,173
                                              -------------       -------------      -------------

Net income                                    $   2,311,601       $   2,458,210      $   1,660,247
                                              =============       =============      =============

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                    Years ended March 31, 1997, 1996 and 1995

                                                        1997              1996               1995
                                                        ----              ----               ----
Cash flows from operating activities
      Net income                                   $   2,311,601      $   2,458,210     $   1,660,247
      Adjustments to reconcile net income to net
        cash from operating activities
         Loans purchased under agreements to
           resell                                       (500,000)                 -        (4,568,273)
         Sale of loans purchased under agreements
           to resell                                           -                  -         5,123,647
         Equity in income of Bank                     (2,343,088)        (1,848,473)       (1,062,173)
         Change in other assets                           (8,293)            56,517            76,217
         Change in other liabilities                     (42,833)           135,572            35,766
                                                   -------------      -------------     -------------
             Net cash from operating activities         (582,613)           801,826         1,265,431

Cash flows from investing activities
      Change in interest-earning deposits in
        financial institutions                                 -            390,763          (390,763)
      Purchase of securities available for sale                -            (35,386)         (125,466)
                                                   -------------      -------------     -------------
         Net cash from investing activities                    -            355,377          (516,229)

Cash flows from financing activities
      Purchase of treasury stock                        (487,572)          (557,427)         (243,875)
      Issuance of shares of treasury stock                 8,221             67,916            54,580
      Contribution to fund ESOP                           64,211             64,211            64,211
                                                   -------------      -------------     -------------
         Net cash from financing activities             (415,140)          (425,300)         (125,084)
                                                   -------------      -------------     -------------

Net change in cash and cash equivalents                 (997,753)           731,903           624,118

Cash and cash equivalents at beginning of period       2,779,683          2,047,780         1,423,662
                                                   -------------      -------------     -------------

Cash and cash equivalents at end of period         $   1,781,930      $   2,779,683     $   2,047,780
                                                   =============      =============     =============

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair values and the related carrying amounts of the Company's financial instruments at March 31, 1997 and 1996. Items which are not financial instruments are not included.

                                                            1997                               1996
                                               -----------------------------       -----------------------------
                                                Carrying          Estimated         Carrying          Estimated
                                                 Amount          Fair Value          Amount          Fair Value
                                                 ------          ----------          ------          ----------
     Financial Assets
     Cash and equivalents                   $    14,729,000   $   14,729,000    $     6,063,000  $     6,063,000
     Securities available for sale                  672,000          672,000            621,000          621,000
     Securities held to maturity                 14,299,000       14,348,000         15,867,000       15,926,000
     Federal Home Loan Bank stock                 2,752,000        2,752,000          2,702,000        2,702,000
     Loans, net of allowance for loan
        losses                                  183,783,000      184,245,000        171,301,000      171,967,000
     Mortgage loans held for sale                   914,000          914,000            513,000          513,000
     Accrued interest receivable                  1,219,000        1,219,000          1,183,000        1,183,000
     Cash surrender value of life
        insurance                                 2,719,000        2,719,000          2,364,000        2,364,000

     Financial Liabilities
     Demand and savings deposits                (60,439,000)     (60,439,000)       (69,604,000)     (69,604,000)
     Time deposits                              (89,370,000)     (89,188,000)       (68,657,000)     (68,804,000)
     Borrowed funds                             (53,284,000)     (53,270,000)       (45,124,000)     (45,114,000)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of March 31, 1997 and 1996. The estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock and accrued interest receivable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans and mortgage loans held for sale is based on estimates of the rate the Company would charge for similar such loans at March 31, 1997 and 1996, applied for the same time period until estimated payment. The estimated fair value of cash surrender value of life insurance is based on the proceeds that would be received upon redemption of the policies at March 31, 1997 and 1996. The estimated fair value for demand and savings deposits is based on their carrying value. The estimated fair value for time deposits is based on estimates of the rate the Company would pay on such deposits at March 31, 1997 and 1996, applied for the same time period until maturity. The estimated fair value of borrowed funds is based on estimates of the rate the Company would be charged for similar borrowings at March 31, 1997 and 1996, applied for the same payment schedule. The estimated fair value of accrued interest payable and other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant for this presentation.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at March 31, 1997 and 1996, the estimated fair values would necessarily have been achieved at these dates, since market values may differ depending on various circumstances. The estimated fair values at March 31, 1997 and 1996 should not necessarily be considered to apply at subsequent dates.

--------------------------------------------------------------------------------

                                  (Continued)

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the trained work force, customer goodwill, and similar items.


NOTE 17 - SAIF DEPOSIT INSURANCE PREMIUM

The deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF"). A recapitalization plan signed into law on September 30, 1996 provided for a one-time assessment of 65.7 basis points applied to all SAIF deposits as of March 31, 1995. Based on the Bank's deposits as of this date, a one-time assessment of approximately $723,000 was paid and recorded as SAIF deposit insurance premium expense for the fiscal year ended March 31, 1997.


NOTE 18 - IMPACT OF NEW ACCOUNTING STANDARDS

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued by the Financial Accounting Standards Board in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The anticipated effect on the consolidated financial statements has not yet been determined.

Also, in March 1997, the accounting requirements for calculating earnings per share were revised. Basic earnings per share for the quarter ending December 31, 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be compatible to the new methods. As the Company has significant dilution from stock options, the new calculation methods will increase future basic earnings per share over what otherwise would have been reported, while there will be little effect on diluted earnings per share.


NOTE 19 - PROPOSED MERGER

Pursuant to the Agreement and Plan of Merger dated March 1, 1997 between the Company and Pinnacle Financial Services, Inc. ("Pinnacle"), a Michigan Corporation headquartered in St. Joseph, Michigan, the Company is to merge with and into Pinnacle. The transaction is subject to the approval of the Company's and Pinnacle's shareholders and various regulatory agencies.

--------------------------------------------------------------------------------

                         CB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 19 - PROPOSED MERGER (Continued)

The terms of the agreement provide for a purchase price of $35.00 per CB Bancorp, Inc. ("Company") share, payable in Pinnacle common stock. If Pinnacle's average stock price exceeds $29.00, the Company's shareholders will receive
1.20690 Pinnacle shares per Company share. If Pinnacle's average stock price is less than $23.00, the Company's shareholders will receive 1.52174 Pinnacle shares per Company share. The agreement also provides that each option granted by the Company to purchase shares of the Company's stock (including any options that have been awarded, but have not yet been vested) which is outstanding and unexercised immediately prior thereto shall be converted automatically into the right to receive shares of Pinnacle common stock in an amount determined by dividing the difference between the exchange value and the exercise price of such option by the average price. At consummation, stock held by the Company in treasury will be canceled. The agreement also provides that the shares of Pinnacle common stock to be received by "affiliates" of the Company in the Merger shall not be sold, pledged, transferred or, otherwise, disposed of for a period commencing thirty days prior to the Merger and ending at the time of publication of financial results covering at least thirty days of combined operations of Pinnacle and the Company. The Agreement also limits the Company from entering into agreements or operating in a manner other than in the ordinary course of business.

--------------------------------------------------------------------------------

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

         None.

                                    Part III

Item 9.  Directors  and  Executive  Officers;  Promoters  and  Control  Persons;
--------------------------------------------------------------------------------
         Compliance with Section 16 (a) of the Exchange Act
         --------------------------------------------------

CERTAIN INFORMATION REGARDING CB

Directors of CB

         The Board of Directors of CB presently consists of seven directors. Each of the seven members of the Board of Directors of CB also presently serves as a director of CB. Directors are elected for staggered terms of three years each, with a term of office of only one of the three classes of directors expiring each year. Directors serve until their successors are elected and qualified.

         The following table sets forth, as of the date of this Joint Proxy Statement/Prospectus, the names of the directors of CB, their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each, the year in which each became a director of Community Bank and the year in which their terms (or, in the case of nominees, their proposed terms) as director of CB expire and the amount of CB Common Stock and the percent thereof beneficially owned by each and all directors and executive officers as a group.


                                                                                                 Shares of       Ownership
                                                                                Expiration    CB Common Stock       as
Name and Principal Occupation at Present                              Director  of Term As     Beneficially      Percent
and for the Past Five Years                                     Age   Since(1)   Director       Owned(2)(3)      of Class
---------------------------                                     ---   --------   --------       -----------      --------
Joseph F. Heffernan                                              61     1989       1999        60,587(4)(5)(6)     5.14%
     Chairman of the Board,  President  and CEO of CB;  served
     as President of Community Bank since 1989.

Robert V. Ott                                                    69     1973       1999        12,408(7)           1.07
     Realtor and Real Estate Appraiser  and Owner of Ott
     Realty  and  Appraisal  Co., LaPorte, Indiana

James J. Broad                                                   57     1992       1999        10,300               *
     President  and  Chairman of the Board of  Imperial  Steel
     Tank  Company,  Chicago,  Illinois.  Part Owner of Vessel
     Services, LLC, Highland,  Indiana and Pal's Ford-Mercury,
     Inc., Knox, Indiana.

Marvin L. Kominiarek, Jr.                                        59     1971       1998        27,921(4)(5)(6)     2.38%
     Divisional  President-Financial  Services,  Incorporated.
     Prior to joining Financial Services,  Incorporated,
     Mr. Kominiarek was part owner of Kominiarek and Greing
     Insurance,  an insurance  brokerage firm in Michigan City,
     Indiana.

Jon R. Bausback                                                  57     1979       1998        20,040(7)(8)        1.71
     Optometrist practicing in Michigan City, Indiana.

Ken O. Fryar                                                     72     1969       1997        12,081(7)           1.04
     Architect   and  owner  of  Ken  Fryar   Associates,
     an architectural  firm and Ken Fryar  Builders,  Inc.,
     a construction  firm in Michigan City, Indiana.

J. Patrick Smith                                                 65     1974       1997        12,040(7)(8)        1.03
     Attorney in private practice in LaPorte, Indiana

All Directors and executive officers as a group                                               207,965(9)          16.92%
(10 persons)
---------------------------------------------------------------

*Less than 1.0% of CB's voting stock.

(1)  Includes years of service as a director of Community Bank.
(2) Each person effectively exercises sole (or shares with spouse or other immediate family member) voting or dispositive power as to shares reported.
(3) All shares and percentage amounts reflect a two-for-one stock split effected in the form of a stock dividend in February 1994.
(4) Includes 1,926 and 963 shares awarded to Messrs. Heffernan and Kominiarek, respectively, under the Community Bank, A Federal Savings Bank Recognition and Retention Plans and Trusts for Officers and Employees ("MRPs"), which vest at an annual rate of 20% of the original number of shares awarded commencing on December 23, 1993, as to which voting may be directed by Messrs. Heffernan and Kominiarek.
(5) Includes 16,438, 8,733 and 2,568 shares, which may be acquired through the exercise of stock options granted to Messrs Heffernan and Kominiarek and to Mr. Kominiarek's wife, respectively, under the CB Bancorp, Inc. 1992 Incentive Stock Option Plan ("CB Option Plan"), which are currently exercisable. Does not include 4,110 and 2,183 and 642 shares awarded to Messrs Heffernan and Kominiarek and to Mr Kominiarek's wife, respectively, under the CB Option Plan, which are not presently exercisable and vest at an annual rate of 20% of the original amount granted beginning December 23, 1993.
(6) Includes 6,919 and 1,368 shares allocated under the CB ESOP to the accounts of Messrs. Heffernan and Kominiarek, respectively.
(7) Includes 481 shares granted to each outside director of CB with a minimum of ten years of service as a director of Community Bank under the Community Bank, A Federal Savings Bank Recognition and Retention Plans and Trusts for Outside Directors ("DRPs") which vest at an annual rate of 20% of the original number granted commencing on the date of grant (December 23, 1992), as to which each participant presently has voting power.
(8) Includes 9,632 shares subject to options granted to Messrs. Smith and Bausback under the CB Bancorp, Inc. 1992 Stock Option Plan for Outside Directors ("CB Directors' Option Plan"), which are currently exercisable.
(9) Includes 8,665 shares (including 4,813 shares set forth in footnotes 4 and 7 above) subject to Awards under the MRPs and DRPs and as to which voting may be directed; 67,294 shares subject to options under the CB Option Plan and CB Directors Option Plan which are currently exercisable (including 47,003 shares set forth in footnotes 5 and 8 above); and 19,421 shares held for executive officers in the aggregate under the CB ESOP.

Compliance with Section 16 (a)
------------------------------

         Section 16 (a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 1997 all Section 16
(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.  Executive Compensation.
---------------------------------

Director Compensation
         Each Director of the Company receives $250 per quarter in Fees. Each Director of the Bank receives $1,000 a month in fees and each Director who is also a member of the Bank's executive committee receives an additional $375 per month.

The Company has a Deferred Compensation Plan for its Board of Directors. Under the terms of the plan, Directors may elect to defer a portion of their fees which is retained by the Company with interest being credited to the participant's deferred balance. Interest is credited at a rate equal to a three year moving average of the Company's return on equity ratio. Upon retirement, the participant will be entitled to receive the accumulated deferred balance over a specified number of years.

The Company also has a Director Emeritus Plan for its outside Directors. Under this plan, each outside Director, upon retirement will be eligible to receive Directors fees for a period of four years commencing at the date of retirement.

Executive Compensation
         Summary Compensation Table. The following table shows, for the fiscal years ended March 31, 1997, 1996 and 1995, the cash compensation paid by Community Bank, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer (the "Named Executive Officer"). No other executive officer of CB or Community Bank received an amount in salary and bonus in excess of $100,000 in fiscal 1997. Other than certain directors' fees, CB did not pay any cash compensation to any individual during fiscal 1997.

                                                                        Long Term
                                                                        Compensation
                                                                        ------------

                                      Annual Compensation                       Awards           Payouts
                          -------------------------------------------           ------           -------

                                                                                   Securities
                                                                                   Underlying
                                                                        Restricted  Exercised
                                                         Other Annual     Stock     Options/     All LTIP      Other
Name and                  Fiscal     Salary     Bonus    Compensation   Award(s)      SARs       Payouts   Compensation
Principal Position         Year      ($)(1)     ($)(2)       ($)(3)      ($)(4)      (#)(5)        ($)        ($)(6)
------------------        ------     ------     ------   --- -------     ------   -----------    --------  ------------

Joseph F. Heffernan        1997     138,850        --          --           --          --          --       305,358
   Chairman of the
   Board, President and
   CEO
                           1996     131,401        --          --           --          --          --        33,705
                           1995     121,684        --          --           --          --          --        21,669
------------------------------------------

(1)  Includes director's fees for CB and Community Bank.
(2)  No bonus was paid or accrued in fiscal 1997, 1996 or 1995.
(3) For fiscal years ended March 31, 1997, 1996 and 1995, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the years; (b) payments of earnings with respect to long term incentive plans prior to settlement or maturation; (c) tax payment reimbursements; or (d) preferential discounts on stock.
(4) The dollar value of shares awarded to Mr. Heffernan pursuant to the Community Bank, A Federal Savings Bank Recognition and Retention Plans and Trusts for Officers and Employees ("MRP") is based on the initial public offering price of the common stock of 5.00 per share (as adjusted for the 2-for-1 stock split). Such awards vest in equal installments at a rate of 20% per year commencing on December 23, 1993. When shares become vested and are distributed, the recipient will also receive an amount equal to accumulated dividends and earnings thereon (if any). 7,704 shares granted under the MRP to Mr. Heffernan have vested.
(5) The Company maintains the CB Option Plan for the benefit of officers and key employees. Options granted pursuant to the CB Option Plan vest at a rate of 20% per year beginning one year from the date of grant (December
     23, 1992). At the Record Date, 16,438 options granted to Mr. Heffernan under the CB Option Plan had vested. Options granted include limited rights.
(6) Includes $259,672 placed in a secular trust fund established in connection with Mr. Heffernan's Restated Supplemental Executive Retirement Agreement; $206,315 of which represents cumulative accruals recorded in prior years under terms of the Agreement, the remaining $53,357 represents the fiscal 1997 contributions to the trust as required by the Agreement. Also included in this figure is the $45,586 market value of the Community Bank Employee Stock Ownership Plan allocated to Mr. Heffernan's account therein on December 31, 1996.

         Employment Agreements. CB and Community Bank have entered into employment agreements with Mr. Heffernan, who is sometimes referred to herein as the "executive." These employment agreements are intended to ensure that CB and Community Bank will be able to maintain a stable and competent management base. The employment agreements with CB and Community Bank provide for a three-year term. Commencing on the first anniversary date and continuing each anniversary date thereafter, the respective Boards of Directors may extend the agreements for an additional year so that the remaining terms shall be three years. The agreements provide that the executive's base salary will be reviewed annually. In addition to the base salary, the agreements provide for, among other things, disability pay, participation in stock benefit plans and other fringe benefits applicable to executive personnel. The agreements provide for termination by CB and Community Bank for cause at any time. In the event CB and Community Bank choose to terminate the executive's employment for reasons other than for cause, or in the event of the executive's resignation from CB and Community Bank upon
(i) a material change in the executive's functions, duties or responsibilities, or relocation of his principal place of employment, (ii) liquidation or dissolution of CB and Community Bank, or (iii) a breach of the agreement by CB and Community Bank, the executive, or in the event of death, his beneficiary, would be entitled to severance pay or liquidated damages in an amount equal to the salary to which he would be entitled for the remaining term of the agreement. The agreements provide that the failure to re-elect the executive to his current offices or to nominate the executive to the board of directors shall constitute an event of termination.

         If termination as described above follows a change in control of CB and Community Bank, the executive or, in the event of death prior to payment, his beneficiary, would be entitled to a severance payment equal to three times his average annual compensation over the past three years of employment with CB and Community Bank. CB and Community Bank would also continue the executive's life, health and disability coverage for the remaining unexpired term of the agreements. Payments to the executive under Community Bank's agreement are guaranteed by the Company in the event that payments or benefits are not paid by Community Bank.

         For purposes of the employment and change in control agreements and the stock option plans described herein, a "change in control" generally means the acquisition by any person or group of persons of 25% or more of CB's or Community Bank's outstanding securities, a change in the incumbent boards of directors such that incumbent members (which includes members approved by incumbent members) cease to constitute a majority of the respective boards, or a transaction in which Community Bank or CB is not the surviving institution.

         Stock Option Plan. The Company maintains the CB Bancorp, Inc. 1992 Incentive Stock Option Plan (the "CB Option Plan"). There were no grants to the Named Executive Officer under the Option Plan during the fiscal year ended March 31, 1997.

         Restated Supplemental Executive Retirement Agreement. The Restated Supplemental Executive Retirement Agreement entered into between Joseph Heffernan and the Company on April 1,1996, amends and restates the amended Supplemental Executive Retirement Agreement entered into on March 17, 1992.

         Upon the establishment of the Restated Agreement, the Company's accrued liability under the prior agreement was funded into a trust to be held for the benefit of the executive. This trust is not under the Company's control. The Restated Agreement provides for annual contributions to be made to the trust until the executive reaches retirement age, upon which time the executive will be paid an annual benefit payments of $33,838 for fifteen years.

         The following table provides certain information with respect to the number of shares of CB Common Stock represented by outstanding stock options held by the Named Executive Officer as of March 31, 1997. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of existing stock options and the fiscal year-end price of CB Common Stock. No options were exercised by the Named Executive Officer during fiscal 1997.

                        FISCAL YEAR-END OPTION/SAR VALUES
                        ---------------------------------

                        Number of Securities             Value of Unexercised
                           Options/SARs at                   in-the-Money
                       Fiscal Year-End (#)(1)    Options/SARs at Fiscal Year-End($)(2)
Name                  Exercisable/Unexercisable          Exercisable/Unexercisable
----                  -------------------------          -------------------------
Joseph F. Heffernan         16,438/4,110                   $472,593/$118,163

-----------------------------------------------

(1) Based upon $ 33.75, the last quoted sales price of CB Common Stock as reported on the NASDAQ Small-Cap Market for the fiscal year end March 31, 1997. The exercise price of the options is $5.00.

(2) Options are subject to limited rights (SARs) pursuant to which the options, to the extent outstanding for at least six months, may be exercised in the event of a change in control of CB or Community Bank. Upon the exercise of limited rights, the optionee would receive cash payments equal to the difference between the exercise price of the related option on the date of grant and the fair market value of the underlying shares of CB Common Stock on the date the limited rights is exercised.


Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
--------------------------------------------------------------------------------
           Beneficial Ownership of CB Bancorp Common Stock
           -----------------------------------------------

         The following table sets forth information provided by the persons indicated with respect to the beneficial ownership (as defined under applicable rules of the Commission) of shares of CB Common Stock as of April 1, 1997 by (i) each person known by CB who is the owner of more than 5% of the outstanding shares of CB Common Stock, (ii) each person who is a director or an executive officer of CB, and (iii) all persons who are directors or executive officers of CB as a group.

Name and Address                                   Amount and Nature of
of Beneficial Owner                                Beneficial Ownership         Percent of Class
-------------------                                --------------------         ----------------
Community Bank, A Federal Savings Bank, Employee
Stock Ownership Plan and Trust                          89,896(1)                    7.74%
126 E. Fourth Street
Michigan City, Indiana 46360

First Manhattan Co.                                     93,500(2)                     8.05
437 Madison Avenue
New York, New York 10022

John Hancock Advisers, Inc.                             107,870(3)                   9.28%
c/o John Hancock Mutual Life
Insurance Company
P.O. Box 111
Boston, MA 02117

---------------------

 (1) The CB ESOP holds 89,896 shares, of which 51,476 shares have been allocated to employees with the remaining shares unallocated. Directors administer the CB ESOP as a committee (the "CB ESOP Committee"). Craig Braje, Esq., an unaffiliated person, has been appointed as the trustee for the CB ESOP ("CB ESOP Trustee"). The CB ESOP Trustee, subject to his fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. Under the CB ESOP, unallocated shares held in the suspense account will be voted by the CB ESOP Trustee in a manner calculated to most accurately reflect the instructions received from participants so long as such vote is in accordance with the provisions of Employee Retirement Income Security Act of 1974.

(2) Information is based on the February 5, 1997 Schedule 13G filed by First Manhattan Co.

(3) Information is based on the February 3, 1997 Schedule 13G filed by John Hancock Advisors, Inc.



Item 12.  Certain Relationship and Related Transactions.
--------------------------------------------------------

Indebtedness of Management

         The FIRREA requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of Community Bank's capital or surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors. Community Bank's policy regarding loans to directors and executive officers is in accordance with the requirements of the FIRREA. At March 31, 1997, all outstanding loans made by Community Bank to directors and executive officers and members of their immediate families had been made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

         (a)  The following documents are filed as a part of this report:

         (1)  Financial  Statements:   The  following   Consolidated   Financial
Statements are filed under Item 7 hereof:

Report of Independent Auditors

Consolidated Balance Sheets as of March 31, 1997 and 1996

Consolidated Statements of Income for the years ended March 31, 1997, 1996 and 1995

Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995.

Notes to Consolidated Financial Statements


         (2) Financial Statements: All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3)  Exhibits

         (a)  The following exhibits are filed as part of this report:

3.1      Certificate of incorporation *

3.2      Bylaws *

10.1     Form of Amended Employment Agreement between the Bank and Executive****

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

10.8     Form of CB Bancorp, Inc. 1992 Stock Option Plan for Outside Directors**

10.9     Community Bank, A Federal Savings Bank Employee Retirement Plan *

10.10 Form of Community Bank, A Federal Savings Bank Outside Directors' Consultation and Retirement Plan *

10.11    CB Bancorp, Inc. Directors' Deferred Compensation Plan ***

11.0 Statement re: Computation of per share earnings (See Note 1 of Notes to Consolidated Financial Statements)

21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiary"

27.0     Financial Data Schedule

         (b) Reports on Form 8-K

                  Form 8-K filed on March 12, 1997 announcing merger agreement with Pinnacle Financial Services, Inc.

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

***      Incorporated into Fiscal 1994 10-KSB filed on June 27, 1994.

**** Incorporated herein by reference into this document from the Form 10-QSB filed with the SEC on February 14, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CB BANCORP, INC.



                                            By:  /s/ Joseph F. Heffernan
                                                ------------------------
                                                Joseph F. Heffernan
                                                Chief Executive Officer
                                                President and Director


DATED:   6/10/97

         Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


/s/ Joseph F. Heffernan           Chief Executive Officer,        6/10/97
---------------------------       President and Director          -------
Joseph F. Heffernan

/s/ Jon R. Bausback               Director                        6/10/97
---------------------------                                       -------
Jon R. Bausback

/s/ Ken O. Fryar                  Director                        6/10/97
---------------------------                                       -------
Ken O. Fryar

/s/ Marvin Kominiarek, Jr.        Director                        6/10/97
---------------------------                                       -------
Marvin Kominiarek, Jr.

/s/ Robert Ott                    Director                        6/10/97
---------------------------                                       -------
Robert Ott

/s/ J. Patrick Smith              Director                        6/10/97
---------------------------                                       -------
J. Patrick Smith

/s/ James Broad                   Director                        6/10/97
---------------------------                                       -------
James Broad

/s/ Allen Jones                   Secretary                       6/10/97
---------------------------                                       -------
Allen Jones

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CB BANCORP, INC.



                                      By: _____________________________
                                          Joseph F. Heffernan
                                          Chief Executive Officer
                                          President and Director


DATED:         6/10/97
               -------

         Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                                 Chief Executive Officer,
------------------------         President and Director           --------
Joseph F. Heffernan

                                 Director
------------------------                                          --------
Jon Bausback

                                 Director
------------------------                                          --------
Ken O. Fryar

                                 Director
------------------------                                          --------
Marvin Kominiarek, Jr.

                                 Director
------------------------                                          --------
Robert Ott

                                 Director
------------------------                                          --------
J. Patrick Smith

                                 Director
------------------------                                          --------
James Broad

                                 Secretary
------------------------                                          --------
Allen Jones