Form 10KSB/A
period 1997-03-31
CB BANCORP INC
filed 1997-06-13
CIK 891525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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


/s/ Joseph F. Heffernan           Chief Executive Officer,        6/10/97
---------------------------       President and Director          -------
Jon R. Bausback


/s/ George L. Koehm               Chief Financial Officer         6/10/97
---------------------------                                       -------
George L. Koehm


/s/ Jon R. Bausback               Director                        6/10/97
---------------------------                                       -------
Jon R. Bausback

/s/ Ken O. Fryar                  Director                        6/10/97
---------------------------                                       -------
Ken O. Fryar

/s/ Marvin Kominiarek, Jr.        Director                        6/10/97
---------------------------                                       -------
Marvin Kominiarek, Jr.

/s/ Robert Ott                    Director                        6/10/97
---------------------------                                       -------
Robert Ott

/s/ J. Patrick Smith              Director                        6/10/97
---------------------------                                       -------
J. Patrick Smith

/s/ James Broad                   Director                        6/10/97
---------------------------                                       -------
James Broad

/s/ Allen Jones                   Secretary                       6/10/97
---------------------------                                       -------
Allen Jones